Form 10-Q
period 1996-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1996-05-15
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from     to

                         Commission File Number 0-23954

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

               VIRGINIA                                    54-1589139
     (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                  Identification No.)

         306 EAST MAIN STREET
          RICHMOND, VIRGINIA                                23219
(Address of principal executive offices)                 (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No At May 1, 1996, there were outstanding 16,455,192 shares of common stock of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                     Page Number

PART I.        FINANCIAL INFORMATION

        Item 1.   Financial Statements (Unaudited)

                      Balance Sheets - March 31, 1996                     3
                       and December 31, 1995

                      Statements of Operations -                          4
                      Three months ended March 31, 1996
                      and March 31, 1995

                      Statements of Shareholders' Equity-                 5
                      Three months ended March 31, 1996
                      and Year ended December 31, 1995

                      Statements of Cash Flows -                          6
                      Three months ended March 31, 1996
                      and March 31, 1995

                      Notes to Financial Statements                       7

        Item 2.   Management's Discussion and Analysis                   10
                  of Financial Condition and Results of
                  Operations

PART II.      OTHER INFORMATION:

        Item 1.   Legal Proceedings (not applicable).

        Item 2.   Changes in Securities (not applicable).

        Item 3.   Defaults Upon Senior Securities
                  (not applicable).

        Item 4.   Submission of matters to a Vote of
                  Security Holders (not applicable).

        Item 5.   Other Information (not applicable)

        Item 6.   Exhibits and Reports on Form 8-K                       13

CORNERSTONE REALTY INCOME TRUST, INC.
BALANCE SHEET (UNAUDITED)


                                                             March 31,                   December 31,
                                                               1996                         1995
ASSETS

Investment in Rental Property
Land                                                         $23,094,078                  $19,852,544
Building                                                     121,605,544                   96,862,036
Property improvements                                         12,627,797                   10,627,687
Furniture and fixtures                                         2,543,688                    2,354,180

                                                             159,871,107                  129,696,447
Less accumulated depreciation                                 (5,490,668)                  (4,254,974)

                                                             154,380,439                  125,441,473

Cash and cash equivalents                                      8,694,171                    7,073,147
Prepaid expenses                                                 382,221                      167,152
Other assets                                                     620,995                      499,260

                                                               9,697,387                    7,739,559

                                                            $164,077,826                 $133,181,032


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Short-term notes payable                                     $12,205,000                   $8,300,000
Accounts payable                                                 403,072                      555,691
Accrued expenses                                               1,063,026                    1,257,231
Rents received in advance                                         98,659                      129,648
Tenant security deposits                                         856,794                      784,042
                                                              14,626,551                   11,026,612

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 15,569,183 shares
   and 12,754,331 shares, respectively                       151,615,748                  123,771,504
Deferred compensation                                            (67,833)                     (77,000)
Distributions greater than net income                         (2,096,640)                  (1,540,084)

                                                             149,451,275                  122,154,420

                                                            $164,077,826                 $133,181,032





See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

                                               Three Months Ended              Three Months Ended
                                                     March 31                        March 31
                                                       1996                            1995
REVENUE:
          Rental income                              $6,552,688                     $2,745,012

EXPENSES:
             Utility expenses                           610,146                        277,680
             Repairs and maintenance                    720,876                        312,209
             Taxes and insurance                        580,250                        238,545
             Property management                        349,665                        159,506
             Advertising                                144,819                         64,992
             General and administrative                 217,912                        113,922
             Amortization expense                         7,641                          7,641
             Depreciation of rental property          1,238,249                        459,175
             Other                                      540,701                        195,590

                      Total expenses                  4,410,259                      1,829,260

Income before interest income (expense)               2,142,429                        915,752

   Interest income                                       76,338                         29,162
   Interest expense                                     (46,880)                       (42,082)

Net income                                           $2,171,887                       $902,832

Net income per share                                      $0.16                          $0.16

Weighted average number of shares outstanding        13,944,419                      5,681,330



See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                 Distributions
                                                                                                   (Greater)           Total
                                                 Number                          Deferred          Less than        Shareholders'
                                               of Shares        Amount        Compensation         Net Income          Equity
Balance at December 31, 1994                    5,458,648      $51,890,477            -             ($453,614)       $51,436,863

Net proceeds from the sale of shares            6,930,567       68,255,383            -                 -             68,255,383
Net income                                          -               -                 -             5,229,715          5,229,715
Cash distributions paid to shareholders
 ($.9575 per share)                                 -               -                 -            (6,316,185)        (6,316,185)
Restricted stock grant                             10,000          110,000       ($110,000)             -               -
Amortization of deferred compensation               -               -               33,000              -                 33,000
Shares issued through Additional
 Share Option                                     355,116        3,515,644            -                 -              3,515,644

Balance at December 31, 1995                   12,754,331     $123,771,504        ($77,000)       ($1,540,084)      $122,154,420

Net proceeds from the sale of shares            2,667,390       26,384,370            -                 -             26,384,370
Net income                                          -               -                 -             2,171,887          2,171,887
Cash distributions paid to shareholders
 ($.2475 per share)                                 -               -                 -            (2,728,443)        (2,728,443)
Amortization of deferred compensation               -               -                9,167              -                  9,167
Shares issued through Additional Share
 Option                                           147,462        1,459,874            -                 -              1,459,874

Balance at March 31, 1996                      15,569,183     $151,615,748        ($67,833)       ($2,096,640)      $149,451,275



See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                      Three Months Ended
                                                                           March 31
                                                                 1996                    1995

Cash flow from operating activities:
   Net income                                                 $2,171,887                $902,832
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                             1,245,890                 466,816
     Amortization of deferred compensation                         9,167                   -
     Changes in operating assets and liabilities:
       Prepaid expenses                                         (215,069)                 44,551
       Other assets                                             (131,931)                (25,974)
       Accounts payable                                         (152,619)                (54,582)
       Accrued expenses                                         (194,205)                528,513
       Rent received in advance                                  (30,989)                (33,176)
       Tenant security deposits                                   72,752                  13,613

             Net cash provided by operating activities         2,774,883               1,842,593

Cash flow from investing activities:

   Acquisitions of rental property                           (27,405,000)                  -
   Capital improvements                                       (2,769,660)             (1,053,815)

             Net cash used in investing activities           (30,174,660)             (1,053,815)

Cash flow from financing activities:

   Proceeds from short-term borrowings                        17,505,000                   -
   Repayments of short-term borrowings                       (13,600,000)             (5,000,000)
   Net proceeds from issuance of shares                       27,844,244               8,696,598
   Cash distributions paid to shareholders                    (2,728,443)             (1,086,210)

             Net cash provided by financing activities        29,020,801               2,610,388

             Increase  in cash and cash equivalents            1,621,024               3,399,166

Cash and cash equivalents, beginning of year                   7,073,147               4,288,438

                      Cash and cash equivalents,
                      end of period                           $8,694,171              $7,687,604



See accompanying notes to financial statements

                      CORNERSTONE REALTY INCOME TRUST, INC
                    Notes to Financial Statements (Unaudited)

                                 March 31, 1996

(1)  Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 Form 10-K.

(2)  Short-Term Note Payable

        In April 1996, the Company renewed its unsecured line of credit with an increased credit limit of $50 million. The terms of the renewed line are unchanged except that the expiration is March 31, 1997.

        The Company borrowed $12,205,000 against the line of credit in March 1996, in conjunction with the purchase of Ashley Park Apartments. As of May 6, 1996, the Company had repaid $4,500,000 of the balance of the debt through the sale of additional shares.

(3)  Common Stock

        During 1996, David Lerner Associates, Inc. has earned a total of $3,096,396 in connection with the offering of the Company's shares. The Company provides an Additional Share Option to the shareholders to reinvest distributions in the purchase of additional shares of the Company. During 1996, approximately $1,622,082 ($1,459,874 net of underwriter fees) has been invested in additional shares of the Company through the Additional Share Option.

        During January 1996, the Company has paid distributions of $2,728,443 (24.75 cents per share) to shareholders.

(4)  Related Parties

        As properties are acquired, the Company enters into agreements to manage the properties with Cornerstone Management Group, Inc. (The "Management Company"). The Management Company earns a management fee equal to 5% of rental income and is entitled to be reimbursed for certain expenses. Effective January1, 1996, the staffs of the individual properties owned by the Company were directly employed by the Company, and not the Management Company, and there will no longer be reimbursements for those costs. The Management Company was paid $368,931 and $172,293 for the three months ended March 31, 1996 and 1995 respectively, for its management fee and certain reimbursable items, exclusive of salary reimbursement for the staffs of the Company's properties.

        The Company has contracted with Cornerstone Realty Group, Inc. to acquire the real estate assets held by the Company for a fee of 2% of the purchase price of the property. The Company was paid $392,082 and $147,000 for the three months ended March 31, 1996 and 1995, respectively.

        Cornerstone Advisors, Inc. (the "Advisor") is the advisor to the Company and provides its day-to-day management. The Advisor is paid a quarterly fee not to exceed .25% of the Company's assets as defined in the agreement with the Advisor. The Company's agreement with the Advisor which was to expire in June 1995 has been extended by approval of the Board of Directors for an additional one year term under terms consistent with the expiring agreement. As of March 31, 1996 and 1995, the Advisor had earned a fee of approximately $93,616 and $37,974, respectively.

(5)  Subsequent Events

        In April, 1996, the Company distributed to its shareholders approximately $3,393,770 (24.8 cents per share) of which approximately $2,023,408 was reinvested in the purchase of additional shares through the Additional Share Option.

        On April 30, 1996, effective April 1, 1996, the Company acquired two apartment communities. Longmeadow Apartments, a 120-unit apartment community located in, Charlotte, North Carolina, was purchased for $5,025,000. Trophy Chase Apartments (formally Westfield Apartments), a 185-unit apartment community located in Charlottesville, Virginia, was purchased for $3,710,000. Both properties were purchased with proceeds from the offering.

(6)  Acquisitions (unaudited)

        The following unaudited pro forma information for the three months ended March 31, 1996 and 1995 is presented as if (a) the Company had owned the properties listed below on January 1, 1995, (b) the Company had qualified as a REIT, distributed all of its taxable income and, therefore incurred no federal income tax expense during the period, and
        (c) the Company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1995 nor does it purport to represent the results of operations for future periods.

                                    Three Months          Three Months
                                        Ended                 Ended
                                       3/31/96               3/31/95

Rental income                        $7,054,398            $6,031,996

Net Income                           $2,341,981            $2,123,528

Net income per share                       $.15                  $.14


        The pro forma information reflects adjustments for the actual rental income and rental expenses of Wind Lake, Breckinridge, Magnolia Run, Bay Watch, Hanover Landing, Mill Creek, Glen Eagles, Sailboat Bay, Tradewinds, Osprey Landing, The Meadows, Scarlett Oaks and Ashley Park Apartments for the respective periods in 1996 and 1995 prior to acquisition by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements, and (2) depreciation has been adjusted based on the Company's basis in the properties. The pro forma weighted average number of shares used to calculate net income per share includes the number of shares necessary to provide proceeds adequate to finance the purchase price of the acquired properties.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

There was a significant change in the Company's liquidity during the quarter ended March 31, 1996. During the quarter, the Company closed the sale to investors of 2,814,852 shares at $11 per share representing gross proceeds to the Company of $30,963,372 and net proceeds after payment of underwriter fees of $27,844,244. The Company capitalized $2,769,660 of improvements to its various properties during the quarter. It is anticipated that some $2,000,000 additional capital improvements will be completed during the next year on the current portfolio. The source to fund these improvements is from equity raised and set aside specifically for the improvements and from the expected sale of additional shares.

Since December 31, 1995, the Company made six acquisitions of residential rental properties. On January 31, 1996, the Company acquired The Meadows Apartments, a 176-unit apartment community located in Asheville, North Carolina for $6,200,000. On March 20, 1996, effective March 1, 1996, the Company acquired West Eagle Green Apartments (formerly known as Scarlett Oaks), a 165-unit apartment community located in Augusta, Georgia for $4,000,000. On March 29, 1996, effective March 1, 1996, the Company acquired Ashley Park Apartments, a 272-unit apartment community located in Richmond, Virginia for $12,205,000. On March 29, 1996, effective March 1, 1996, the Company acquired Arbor Trace Apartments (formerly Colonial Ridge), a 148-unit apartment community located in Virginia Beach, Virginia for $5,000,000. In April 1996, the Company made two acquisitions as discussed in the Note 5. These acquisitions brought the total number of apartment units owned by the Company to 5,454.

The Company borrowed $12,205,000 against the line of credit in conjunction with the purchase of Ashley Park Apartments. The Company has repaid $4,500,000 of the balance of the debt as of May 6, 1996 and expects to repay the balance within sixty days through the additional sale of shares. This is consistent with the Company's long term business objective to hold its properties on an unleveraged basis.

Cash and cash equivalents totaled $8,694,171 at March 31, 1996. During January 1996, the Company distributed $2,728,443 (24.75 cents per share) to its shareholders of which $1,622,082 was reinvested in additional shares per the terms of the Company's Additional Share Option. The reinvested funds netted the Company $1,459,874 after payment of underwriter fees.

While the Company is always assessing potential acquisitions, no material commitments existed on May 1, 1996 for the purchase of additional properties. The Company's only on-going commitment for capital expenditures is to the renovation of its existing portfolio. Equity funds are raised in conjunction with the acquisition of properties to fund these capital expenditures. In addition, the Company will acquire new properties as funds are available.

The Company has short-term cash flow needs to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses.

The Company's capital resources are expected to grow with the continued sale of its shares and through operations.

RESULTS OF OPERATIONS

The Company's property operations for the three months ended March 31, 1996 reflect the operations of the Company's pre-1996 acquisitions, The Meadows since February 1996, and West Eagle Green, Ashley Park and Arbor Trace since March 1996. The results of operations for the three months ended March 31, 1995 reflect the operations of the 1993 and 1994 acquisitions. The increase in income and expenses for the three months ended March 31, 1996 over 1995 is mainly due to a full three months of operation in 1996 of all of the 1995 acquisitions. As of March 31, 1996, and March 31, 1995 rental income for the 1993 and 1994 acquisitions was $2,927,230 and $2,745,013, respectively which represents a 7% increase.

The occupancy levels for the Company's properties averaged 91% and 93% at the end of the three months ended March 31, 1996 and 1995, respectively. The decrease in occupancy is primarily due to the vacancy at three of the 1995 acquisitions which are currently under renovation. Overall, average rental rates for the portfolio increased from $467 to $504 per month.

The Company's revenue is primarily from rental operation of its apartment communities. Rental income for the first three months increased to $6,552,688 in 1996 from $2,745,012 in 1995. The increase is due to a combination of rental increases and property acquisitions. Rental income is expected to increase further as a result of planned improvements, higher occupancies and increased rental rates. The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three months ended March 31, 1996 and 1995 was $76,338 and $29,162, respectively.

Total expenses for the first three months increased to $4,410,259 in 1996 from $1,829,260 in 1995. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 45% for the three months ended March 31, 1996 and 1995. In addition, the Company incurred interest expense of $46,880 and $42,082 during the first three months of 1996 and 1995, respectively, which related to the short-term borrowings on property acquisitions.

General and administrative expenses totaled 3% of total rental income for the three months ended March 31, 1996 and 4% for the same period in 1995. This percentage is expected to further decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

The Company does not believe that inflation had any significant impact on the operation of the Company during the three months ended March 31, 1996. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

Part II, Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits
                      None

        (b)    Reports on Form 8-K
                      There were no Form 8-Ks filed during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)

DATE:      5/14/96                          BY:    /s/ Stanley J. Olander

                                                   Stanley J. Olander
                                                   Vice President and Treasurer