Form 10-Q
period 1996-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1996-08-14
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No At August 1, 1996, there were outstanding 22,301,298 shares of common stock of the registrant.

                     CORNERSTONE REALTY INCOME TRUST, INC.
                                   FORM 10-Q

                                     INDEX

                                                                    Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Balance Sheets - June 30, 1996                 3
                            and December 31, 1995

                           Statements of Operations -                     4
                           Three months ended June 30, 1996
                           and June 30, 1995
                           Six months ended June 30, 1996
                           and June 30, 1995

                           Statements of Shareholders' Equity-            5
                           Six months ended June 30, 1996
                           and Year ended December 31, 1995

                           Statements of Cash Flows -                     6
                           Six months ended June 30, 1996
                           and June 30, 1995

                           Notes to Financial Statements                  7

         Item 2.      Management's Discussion and Analysis               10
                      of Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of matters to a Vote of                 13
                      Security Holders.

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                   14

CORNERSTONE REALTY INCOME TRUST, INC.
BALANCE SHEET (UNAUDITED)



                                                          June 30,                         December 31,
                                                            1996                               1995
                                                      ------------------                -------------------
ASSETS
Investment in Rental Property
Land                                                        $26,444,788                        $19,852,544
Building                                                    173,319,995                         96,862,036
Property improvements                                        15,450,899                         10,627,687
Furniture and fixtures                                        2,839,132                          2,354,180
                                                      ------------------                -------------------
                                                            218,054,814                        129,696,447
Less accumulated depreciation                                (6,959,046)                        (4,254,974)
                                                      ------------------                -------------------
                                                            211,095,768                        125,441,473
                                                      ------------------                -------------------
Cash and cash equivalents                                     7,961,752                          7,073,147
Prepaid expenses                                                561,066                            167,152
Other assets                                                    877,668                            499,260
                                                      ------------------                -------------------
                                                              9,400,486                          7,739,559
                                                      ------------------                -------------------
                                                           $220,496,254                       $133,181,032
                                                      ==================                ===================

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities
Short-term notes payable                                    $19,205,000                         $8,300,000
Accounts payable                                                504,506                            555,691
Commissions payable to underwriters                           2,401,546                              6,787
Accrued expenses                                              1,709,007                          1,250,444
Rents received in advance                                        77,513                            129,648
Tenant security deposits                                      1,105,511                            784,042
                                                      ------------------                -------------------
                                                             25,003,083                         11,026,612
Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 20,301,526 shares
   and 12,754,331 shares, respectively                      198,300,145                        123,771,504
Deferred compensation                                           (66,000)                           (77,000)
Distributions greater than net income                        (2,740,974)                        (1,540,084)
                                                      ------------------                -------------------
                                                            195,493,171                        122,154,420
                                                      ------------------                -------------------
                                                           $220,496,254                       $133,181,032
                                                      ==================                ===================

See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended                       Six Months Ended
                                                               June 30,         June 30,                  June 30,        June 30,
                                                                 1996             1995                      1996            1995
                                                        -----------------------------------         --------------------------------
REVENUE:
                Rental income                                 $8,666,887        $3,410,692             $15,219,575       $6,155,704

EXPENSES:
                    Utility expenses                             761,041           338,212               1,371,187          615,892
                    Repairs and maintenance                      976,477           412,496               1,697,353          724,705
                    Taxes and insurance                          810,823           302,109               1,391,073          540,654
                    Property management                          451,571           191,079                 801,236          350,585
                    Advertising                                  244,766            73,630                 389,585          138,622
                    General and administrative                   258,445           140,546                 476,357          254,468
                    Amortization expense                           7,641             7,641                  15,282           15,282
                    Depreciation of rental property            1,465,583           680,907               2,704,072        1,140,082
                    Other                                        759,530           236,444               1,300,231          432,034
                                                        -----------------------------------         --------------------------------
                                 Total expenses                5,735,877         2,383,064              10,146,376        4,212,324
                                                        -----------------------------------         --------------------------------
Income before interest income (expense)                        2,931,010         1,027,628               5,073,199        1,943,380
   Interest income                                               114,875            44,352                 191,213           73,514
   Interest expense                                             (296,209)       (37,797.00)               (343,089)         (79,879)
                                                        -----------------------------------         --------------------------------
Net income                                                    $2,749,676        $1,034,183              $4,921,323       $1,937,015
                                                        ===================================         ================================
Net income per share                                               $0.16             $0.15                   $0.32            $0.31
                                                        ===================================         ================================
Weighted average number of shares outstanding                 16,926,758         6,959,171              15,435,615        6,323,938
                                                        ===================================         ================================

See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                         Distributions
                                                                                                           (Greater)       Total
                                                                 Number                      Deferred      Less than   Shareholders'
                                                               of Shares       Amount     Compensation    Net Income      Equity
                                                             ----------------------------------------------------------------------
Balance at December 31, 1994                                   5,458,648    $51,890,477         -         ($453,614)   $51,436,863

Net proceeds from the sale of shares                           6,930,567     68,255,383         -              -        68,255,383
Net income                                                         -              -             -         5,229,715      5,229,715
Cash distributions paid to shareholders ($.9575 per share)         -              -             -        (6,316,185)    (6,316,185)
Restricted stock grant                                            10,000        110,000     ($110,000)         -             -
Amortization of deferred compensation                              -              -            33,000          -            33,000
Shares issued through Additional Share Option                    355,116      3,515,644         -              -         3,515,644
                                                             ----------------------------------------------------------------------

Balance at December 31, 1995                                  12,754,331   $123,771,504      ($77,000)  ($1,540,084)  $122,154,420

Net proceeds from the sale of shares                           7,215,771     71,247,543         -              -        71,247,543
Net income                                                         -              -             -         4,921,323      4,921,323
Cash distributions paid to shareholders ($.4955 per share)         -              -             -        (6,122,213)    (6,122,213)
Amortization of deferred compensation                              -              -            11,000          -            11,000
Shares issued through Additional Share Option                    331,424      3,281,098         -              -         3,281,098
                                                             ----------------------------------------------------------------------

Balance at June 30, 1996                                      20,301,526   $198,300,145      ($66,000)  ($2,740,974)  $195,493,171
                                                             ======================================================================

See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                   Six  Months Ended
                                                                                        June 30
                                                                                  1996                  1995
                                                                          ---------------------------------------
Cash flow from operating activities:
   Net income                                                                   $4,921,323           $1,937,015
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                               2,719,354            1,155,364
     Amortization of deferred compensation                                          11,000                 -
     Changes in operating assets and liabilities:
       Prepaid expenses                                                           (393,914)             (70,456)
       Other assets                                                               (393,690)            (415,812)
       Accounts payable                                                            (51,185)              17,780
       Accrued expenses                                                            458,563              397,412
       Rent received in advance                                                    (52,135)             (29,436)
       Tenant security deposits                                                    321,469              162,338
                                                                          ------------------      ---------------

                    Net cash provided by  operating activities                   7,540,785            3,154,205

Cash flow from investing activities:
   Acquisitions of rental property                                             (80,652,200)         (19,860,000)
   Capital improvements                                                         (7,706,167)          (2,482,590)
                                                                         ------------------      ---------------

                    Net cash used in investing activities                      (88,358,367)         (22,342,590)

Cash flow from financing activities:
   Proceeds from short-term borrowings                                          49,005,000            4,500,000
   Repayments of short-term borrowings                                         (38,100,000)          (9,500,000)
   Net proceeds from issuance of shares                                         74,528,641           26,615,981
   Increase in commissions payable to underwriters                               2,394,759              693,070
   Cash distributions paid to shareholders                                      (6,122,213)          (2,450,688)
                                                                         ------------------      ---------------

                    Net cash provided by financing activities                   81,706,187           19,858,363

                    Increase  in cash and cash equivalents                         888,605              669,978

Cash and cash equivalents, beginning of year                                     7,073,147            4,288,438
                                                                         ------------------      ---------------

                                 Cash and cash equivalents,
                                 end of period                                  $7,961,752           $4,958,416
                                                                         ==================      ===============

See accompanying notes to financial statements

                      CORNERSTONE REALTY INCOME TRUST, INC
                   Notes to Financial Statements (Unaudited)

                                 June 30, 1996

(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 Form 10-K.

(2)  Short-Term Note Payable

         In April 1996, the Company renewed its unsecured line of credit with an increased credit limit of $50 million. The terms of the renewed line are unchanged except that the expiration is March 31, 1997. As of June 30, 1996 the interest rate on the unsecured line of credit was 7.0375%.

         The Company borrowed $43,505,000 in conjunction with property acquisitions and improvements against the line of credit and repaid $35,800,000 during the quarter ended June 30, 1996.

         On June 25, 1996, the Company acquired Trolley Square (formerly Lexington Towers) for $6,000,000. In conjunction with this purchase, an unsecured note was executed by the Company in the amount of $5,500,000. The Company views the unsecured note as a supplement to the line of credit. The Company entered into the agreement because the payment terms were more favorable than the line of credit. The note bears an effective interest rate of 6.65% per annum. Annual interest payments are due on January 1, 1997, 1998, and 1999 and the principal balance is due on January 1, 1999 if not prepaid. The note is prepayable at anytime.

(3)  Common Stock

         The Company received gross proceeds of $83,019,732, ($74,528,641 net of selling commissions and other offering expenses) from the sale of 7,547,195 shares for the quarter ended June 30, 1996. During 1996, David Lerner Associates, Inc. has earned a total of $8,301,973 in connection with the offering of the Company's shares. The Company provides an Additional Share Option to the shareholders to reinvest distributions in the purchase of additional shares of the Company. During

         1996, approximately $3,645,490 ($3,280,941 net of underwriter fees) has been invested in additional shares of the Company through the Additional Share Option.

         During 1996, the Company has paid distributions of $6,122,213 (49.55 cents per share) to shareholders.

(4)  Related Parties

         As properties are acquired, the Company enters into agreements to manage the properties with Cornerstone Management Group, Inc. (The "Management Company"). The Management Company earns a management fee equal to 5% of rental income and is entitled to be reimbursed for certain expenses. Effective January 1, 1996, the staffs of the individual properties owned by the Company were directly employed by the Company, and not the Management Company, and there will no longer be reimbursements for those costs. The Management Company was paid $865,880 and $398,144 for the six months ended June 30, 1996 and 1995 respectively, for its management fee and certain reimbursable items. For 1995, the amount paid to the Company was exclusive of salary reimbursement for the staffs of the Company's properties.

         The Company has contracted with Cornerstone Realty Group, Inc. to acquire the real estate assets held by the Company for a fee of 2% of the purchase price of the property. The Company was paid $1,595,513 and $397,200 for the six months ended June 30, 1996 and 1995, respectively.

         Cornerstone Advisors, Inc. (the "Advisor") is the advisor to the Company and provides its day-to-day management. The Advisor is paid a quarterly fee not to exceed .25% of the Company's assets as defined in the agreement with the Advisor. The Company's agreement with the Advisor which was to expire in June 1996 has been extended by approval of the Board of Directors until June 1997 under terms consistent with the expiring agreement. As of June 30, 1996 and 1995, the Advisor had earned a fee of approximately $208,922 and $84,822, respectively.

(5)  Subsequent Events

         In July, 1996, the Company distributed to its shareholders approximately $4,192,026 (24.85 cents per share) of which approximately $2,524,236 was reinvested in the purchase of additional shares through the Additional Share Option. In July, 1996, the Company closed the sale to investors of 1,999,771 shares at $11 per share representing net proceeds to the Company of $19,797,742.

         On July 8, 1996, the Company acquired Savannah West (formerly Oak Park Apartments), a 456-unit apartment community located in Augusta, Georgia, for $9,804,000. On July 19, 1996, the Company acquired Paces Glen Apartments, a 172-unit apartment community located in Charlotte, North Carolina, for $7,425,000. During July, 1996, the Company borrowed an additional $22,141,000 in conjunction with property acquisitions and improvements and repaid $25,997,000.

         The officers and Directors of the Company have undertaken an evaluation of whether it would be in the best interest of the Company and the Shareholders to convert the Company into a "self-administered" or "self-managed" REIT. This conversion, if undertaken, would involve transferring some or all of the management and other services now being provided by other companies to employees of the Company. If such conversion were implemented, the Company would no longer pay fees (such as the Asset Management Fees, Real Estate Acquisition Fees and Property Management Fees) to other companies for services assumed by employees of the Company, but would itself bear the costs thereof (including salaries and wages to such employees). Any such conversion would involve the payment of consideration, either in shares, cash or other property, from the Company to the entities whose contracts with the Company were being terminated in connection with such conversion, in recognition of such companies agreeing to the termination of their agreements. If this takes place, the effective date would be September 1, 1996.

(6)  Acquisitions (unaudited)

         The following unaudited pro forma information for the six months ended June 30, 1996 and 1995 is presented as if (a) the Company had owned the properties listed below on January 1, 1995, (b) the Company had qualified as a REIT, distributed all of its taxable income and, therefore incurred no federal income tax expense during the period, and
         (c) the Company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1995 nor does it purport to represent the results of operations for future periods.

                                        Six Months               Six Months
                                           Ended                    Ended
                                          6/30/96                  6/30/95

         Rental Income                   $18,334,405             $17,597,016
         Net Income                      $ 6,192,803             $ 5,615,210
         Net Income Per Share                   $.30                    $.28


         The pro forma information reflects adjustments for the actual rental income and rental expenses of Wind Lake, Breckinridge, Magnolia Run, Bay Watch, Hanover Landing, Mill Creek, Glen Eagles, Sailboat Bay, Tradewinds, Osprey Landing, The Meadows, West Eagle Green, Ashley Park, Arbor Trace, Longmeadows, Trophy Chase, Beacon Hill, Summerwalk, Willow Creek, and Meadow Creek Apartments for the respective periods in 1996 and 1995 prior to acquisition by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements, and (2) depreciation has been adjusted based on the Company's basis in the properties. The pro forma weighted average number of shares used to calculate net income per share includes the number of shares necessary to provide proceeds adequate to finance the purchase price of the acquired properties.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         There was a significant change in the Company's liquidity during the quarter ended June 30, 1996. During the quarter, the Company closed the sale to investors of 4,732,343 shares at $11 per share representing gross proceeds to the Company of $52,055,771 and net proceeds after payment of underwriter fees of $46,850,194. The Company capitalized $7,706,167 of improvements to its various properties during the quarter. It is anticipated that some $2,000,000 additional capital improvements will be completed during the next year on the current portfolio. The source to fund these improvements is from equity raised and set aside specifically for the improvements and from the expected sale of additional shares.

         During the quarter ended June 30, 1996, the Company made seven acquisitions of residential rental properties as follows:

Property Name                       Date Acquired      Units      Purchase Price      Location
Bridgetown Bay                      April 1996         120        $ 5,025,000          Charlotte, NC
   (formerly Longmeadows)
Trophy Chase                        April 1996         185        $ 3,710,000          Charlottesville, VA
   (formerly Westfield Club)
Summerwalk                          May 1996           160        $ 5,660,000          Concord, NC
   (formerly Lakewood)
Willow Creek                        May 1996           200        $ 8,345,000          Durham, NC
Beacon Hill                         May 1996           349        $13,407,200          Charlotte, NC
Meadow Creek                        May 1996           250        $11,100,000          Charlotte, NC
Trolley Square                      June 1996          197        $ 6,000,000          Richmond, VA
   (formerly Lexington Towers)

         In July 1996, the Company made two acquisitions as discussed in the
         Note 5. These acquisitions brought the total number of apartment units owned by the Company to 7,238.

         The balance on the line of credit as of March 31, 1996 was $12,205,000. During the quarter ended June 30, 1996 the Company borrowed $26,000,000 against the line of credit in conjunction with property acquisitions and improvements and repaid $24,500,000 of the balance and expects to repay the balance within sixty days through the additional sale of shares. As of June 30, 1996, the outstanding debt balance included $13,705,000 on the line of credit and the $5,500,000 unsecured note as discussed in the Note 2. This is consistent with the Company's long term business objective to hold its properties on an unleveraged basis.

         Cash and cash equivalents totaled $7,961,752 at June 30, 1996. During April 1996, the Company distributed $3,393,770 (24.8 cents per share) to its shareholders of which $2,023,408 was reinvested in additional shares per the terms of the Company's Additional Share Option. The reinvested funds netted the Company $1,821,067 after payment of underwriter fees.

         While the Company is always assessing potential acquisitions, no material commitments existed on August 1, 1996 for the purchase of additional properties. The Company's only on-going commitment for capital expenditures is to the renovation of its existing portfolio. Equity funds are raised in conjunction with the acquisition of properties to fund these capital expenditures. In addition, the Company will acquire new properties as funds are available.

         The Company has short-term cash flow needs to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses.

         The Company's capital resources are expected to grow with the continued sale of its shares and through operations.

Results of Operations

         The Company's property operations for the six months ended June 30, 1996 reflect the operations of the Company's pre-1996 acquisitions, The Meadows since February 1996, West Eagle Green, Ashley Park and Arbor Trace since March 1996, Bridgetown Bay (formerly Longmeadows Apartments) and Trophy Chase (formerly Westfield Apartments) since April 1996, Beacon Hill, Summerwalk, (formerly Lakewood Apartments) and Willow Creek since May 1996. The results of operations for the six months ended June 30, 1995 reflect the operations of the 1993 and 1994 acquisitions and Windlake Apartments since April 1995. The increase in income and expenses for the six months ended June 30, 1996 over 1995 is mainly due to a full six months of operation in 1996 of all of the 1995 acquisitions. As of June 30, 1996, and June 30, 1995 rental income for the 1993 and 1994 acquisitions was $6,050,493 and $5,624,147, respectively which represents a 7% increase.

         The occupancy levels for the Company's properties averaged 91% and 95% at the end of the six months ended June 30, 1996 and 1995, respectively. The decrease in occupancy is primarily due to the vacancy at three of the 1995 acquisitions which are currently under renovation. Overall, average rental rates for the portfolio increased from $471 to $511 per month.

         The Company's revenue is primarily from rental operation of its apartment communities. Rental income for the first six months increased to $15,219,575 in 1996 from $6,155,704 in 1995. The increase is due to a combination of rental increases and property acquisitions. Rental income is expected to increase further as a result of planned improvements, higher occupancies and increased rental rates. The Company's other source of income is the investment of its cash and cash reserves. Interest income for the six months ended June 30, 1996 and 1995 was $114,875 and $73,514, respectively.

         Total expenses for the first six months increased to $10,146,376 in 1996 from $4,212,324 in 1995. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 45% for the six months ended June 30, 1996 and 1995. In addition, the Company incurred interest expense of $343,089 and $79,879 during the first six months of 1996 and 1995, respectively, which related to the short-term borrowings on property acquisitions and improvements.

         Depreciation expense for the first six months has increased to $2,704,072 in 1996 from $1,140,082 in 1995. The increase is due to the 1996 acquisitions and a full six months of depreciation for 1995 acquisitions.

         General and administrative expenses totaled 3% of total rental income for the six months ended June 30, 1996 and 4% for the same period in 1995. This percentage is expected to further decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

         The Company does not believe that inflation had any significant impact on the operation of the Company during the six months ended June 30, 1996. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

                                Part II. Item 4
              Submission of Matters to a Vote of Security Holders

         The 1996 Annual Meeting of Shareholders of the Company was held at Terrace on the Park, 52-11 111th Street, Queens, New York, on Tuesday, April 23, 1996.

         Details of Voting. A total of 14,573,279 Shares were entitled to vote. A total of 54.6% of the Shares were present in person or by proxy, constituting a quorum.

         The only issue on which the Shareholders voted was the election of seven directors for various terms. All nominees were elected as Directors, in accordance with the following votes:

                                                     Number of                    Number of
         Name of Director                          Votes Received            Votes Withheld
Glenn W. Bunting, Jr. (three-year term)              7,924,777.37               37,926.47

Leslie A. Grandis (three-year term)                  7,924,777.37               37,926.47

Glade M. Knight (three-year term)                    7,924,777.37               37,926.47

Penelope W. Kyle (two-year term)                     7,924,777.37               37,926.47

Stanley J. Olander, Jr. (one-year term)              7,924,777.37               37,926.47

Harry S. Taubenfeld (two-year term)                  7,924,777.37               37,926.47

Martin Zuckerbrod (one-year term)                    7,924,777.37               38,184.47

Messrs. Olander and Zuckerbrod will serve until the 1997 Annual Meeting of Shareholders, Mr. Taubenfeld and Ms. Kyle will serve until the 1998 Annual Meeting of Shareholders, and Messrs. Bunting, Grandis and Knight will serve until the 1999 Annual Meeting of Shareholder.

Part II, Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None


         (b)      Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 1996, the items reported and the financial statements included in such filings.

Type and Date
of Reports                  Items Reported         Financial Statements Filed

Form 8-K/A (date of         7(b), (c), (d)         Statement of Income and
Original Report:                                   Direct Operating Expenses of
January 31, 1996)                                  Scarlett Oaks Apartments for
                                                   twelve months ended January
                                                   31, 1996. Historical Summary
                                                   of Operating Revenue and
                                                   Expenses of Ashley Park
                                                   Apartments for year ended
                                                   December 31, 1995. Statement
                                                   of Income and Direct
                                                   Operating Expenses of
                                                   Colonial Ridge Apartments for
                                                   twelve months ended December
                                                   31, 1995.

Form 8-K dated              2, 7(h)                None
April 30, 1996

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cornerstone Realty Income Trust, Inc.
                                                       (Registrant)



DATE:      8/13/96                         BY:      /s/ Stanley J. Olander
                                                    Stanley J. Olander
                                                    Vice President and Treasurer