Form 10-Q
period 1996-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1996-11-14
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No At October 20, 1996, there were outstanding 27,279,721 shares of common stock, no par value, of the registrant.

                     CORNERSTONE REALTY INCOME TRUST, INC.
                                   FORM 10-Q

                                     INDEX

                                                                   Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Balance Sheets - September 30, 1996         3
                            and December 31, 1995

                           Statements of Operations -                  4
                           Three months ended September 30, 1996
                           and September 30, 1995
                           Nine months ended September 30, 1996
                           and September 30, 1995

                           Statements of Shareholders' Equity-         5
                           Nine months ended September 30, 1996
                           and Year ended December 31, 1995

                           Statements of Cash Flows -                  6
                           Nine months ended September 30, 1996
                           and September 30, 1995

                           Notes to Financial Statements               7

         Item 2.      Management's Discussion and Analysis            11
                      of Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable).

         Item 6.      Exhibits and Reports on Form 8-K                14

CORNERSTONE REALTY INCOME TRUST, INC.
BALANCE SHEETS  (UNAUDITED)


                                                          September 30,       December 31,
                                                             1996                1995
                                                          -------------       -----------
ASSETS

Investment in Rental Property:
Land                                                       $44,434,871        $19,852,544
Building                                                   227,590,874         96,862,036
Property improvements                                       19,456,778         10,627,687
Furniture and fixtures                                       4,133,812          2,354,180
                                                          -------------      -------------

                                                           295,616,335        129,696,447
Less:  accumulated depreciation                             (9,410,082)        (4,254,974)
                                                          -------------      -------------

                                                           286,206,253        125,441,473
                                                          -------------      -------------

Cash and cash equivalents                                    4,193,771          7,073,147
Prepaid expenses                                               627,219            167,152
Other assets                                                 1,194,470            499,260
                                                          -------------      -------------

                                                             6,015,460          7,739,559
                                                          -------------      -------------

                                                          $292,221,713       $133,181,032
                                                          =============      =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Short-term notes payable                                   $26,600,000         $8,300,000
Accounts payable                                               678,345            555,691
Commissions payable to underwriters                                  -              6,787
Accrued expenses                                             2,554,846          1,250,444
Rents received in advance                                      231,884            129,648
Tenant security deposits                                     1,521,933            784,042
                                                          -------------      -------------
                                                            31,587,008         11,026,612

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 26,970,400
   and 12,754,331 shares, respectively                     264,321,997        123,771,504
Deferred compensation                                          (60,500)           (77,000)
Distributions greater than net income                       (3,626,792)        (1,540,084)
                                                          -------------      -------------

                                                           260,634,705        122,154,420
                                                          -------------      -------------

                                                          $292,221,713       $133,181,032
                                                          =============      =============


See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended                    Nine Months Ended
                                                          September 30,       September 30,    September 30,       September 30,
                                                                1996              1995            1996                 1995
                                                          ---------------------------------  --------------------------------------
REVENUE:
              Rental income                                  $11,495,302      $4,381,403       $26,714,877          $10,537,107

EXPENSES:
                      Utility expenses                         1,058,723         432,284         2,429,910            1,048,176
                      Repairs and maintenance                  1,421,862         590,857         3,119,215            1,315,562
                      Taxes and insurance                        960,371         367,303         2,351,444              907,957
                      Property management                        425,637         231,676         1,226,873              582,261
                      Advertising                                376,436          87,030           766,021              225,652
                      General and administrative                 349,635         184,867           825,992              439,335
                      Amortization expense                         7,641           7,641            22,923               22,923
                      Depreciation of rental property          2,451,036         668,457         5,155,108            1,808,539
                      Other                                      972,632         340,124         2,272,863              772,158
                                                          -------------------------------    --------------------------------------

                                           Total expenses      8,023,973       2,910,239        18,170,349            7,122,563
                                                          -------------------------------    --------------------------------------

Income before interest income (expense)                        3,471,329       1,471,164         8,544,528            3,414,544

   Interest income                                                46,438          56,174           237,651              129,688
   Interest expense                                             (211,559)         (1,359)         (554,648)             (81,238)
                                                          -------------------------------    --------------------------------------

Net income                                                    $3,306,208      $1,525,979        $8,227,531           $3,462,994
                                                          ===============================    ======================================

Net income per share                                               $0.14           $0.17             $0.46                $0.48
                                                          ===============================    ======================================

Weighted average number of shares outstanding                 22,542,727       8,874,895        17,696,096            7,185,976
                                                          ===============================    ======================================

Distributions declared and paid per share                           0.25            0.24              0.74                 0.71
                                                          ===============================    ======================================



See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENTS  OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                        Distributions
                                                                                                          (Greater)       Total
                                                               Number                      Deferred       Less than    Shareholders'
                                                             of Shares        Amount     Compensation     Net Income     Equity
                                                           -------------------------------------------------------------------------
Balance at December 31, 1994                                5,458,648      $51,890,477            -       ($453,614)   $51,436,863

Net proceeds from the sale of shares                        6,930,567       68,255,383            -               -     68,255,383
Net income                                                          -                -            -       5,229,715      5,229,715
Cash distributions paid to shareholders ($.9575 per share)          -                -            -      (6,316,185)    (6,316,185)
Restricted stock grant                                         10,000          110,000    ($110,000)              -              -
Amortization of deferred compensation                               -                -       33,000               -         33,000
Shares issued through Additional Share Option                 355,116        3,515,644            -               -      3,515,644
                                                           -------------------------------------------------------------------------

Balance at December 31, 1995                               12,754,331     $123,771,504     ($77,000)    ($1,540,084)  $122,154,420

Net proceeds from the sale of shares                       13,655,185      134,997,740            -               -    134,997,740
Net income                                                          -                -            -       8,227,531      8,227,531
Cash distributions paid to shareholders ($.744 per share)           -                -            -     (10,314,239)   (10,314,239)
Amortization of deferred compensation                               -                -       16,500               -         16,500
Shares issued through Additional Share Option                 560,884        5,552,753            -               -      5,552,753
                                                           -------------------------------------------------------------------------

Balance at September 30, 1996                              26,970,400     $264,321,997     ($60,500)    ($3,626,792)  $260,634,705
                                                           =========================================================================


See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENTS  OF CASH FLOWS (UNAUDITED)


                                                              Nine Months Ended
                                                                 September 30
                                                             1996            1995
                                                           --------------------------
Cash flow from operating activities:

   Net income                                              $8,227,531      $3,464,994
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                          5,178,031       1,836,962
     Amortization of deferred compensation                     16,500               -
     Changes in operating assets and liabilities:
       Prepaid expenses                                      (460,067)       (112,983)
       Other assets                                          (718,133)       (127,448)
       Accounts payable                                       122,654          76,686
       Accrued expenses                                     1,304,402         708,464
       Rent received in advance                               102,236         (18,345)
       Tenant security deposits                               737,891         255,040
                                                         -------------    ------------

          Net cash provided by  operating activities       14,511,045       6,083,370

Cash flow from investing activities:

   Acquisitions of rental property                       (152,147,269)    (37,507,525)
   Capital improvements                                   (13,772,619)     (4,180,769)
                                                         -------------    ------------

          Net cash used in investing activities          (165,919,888)    (41,688,294)

Cash flow from financing activities:

   Proceeds from short-term borrowings                    122,112,144      10,000,000
   Repayments of short-term borrowings                   (103,812,144)     (9,500,000)
   Net proceeds from issuance of shares                   140,550,493      39,662,596
   Increase in commissions payable to underwriters             (6,787)              -
   Cash distributions paid to shareholders                (10,314,239)     (4,142,943)
                                                          ------------    ------------

          Net cash provided by financing activities       148,529,467      36,019,653

          Increase in cash and cash equivalents            (2,879,376)        414,729

Cash and cash equivalents, beginning of year                7,073,147       4,288,438
                                                         -------------    ------------

                           Cash and cash equivalents,
                           end of period                   $4,193,771      $4,703,167
                                                         =============    ============



See accompanying notes to financial statements

                      CORNERSTONE REALTY INCOME TRUST, INC
                   Notes to Financial Statements (Unaudited)

                               September 30, 1996

(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 Form 10-K.

         In March 1995, The FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the first quarter of 1996 and the effect of adoption is not material.

(2)  Notes Payable

         In April 1996, the Company renewed its unsecured line of credit with an increased credit limit of $50 million. The terms of the renewed line are unchanged except that the expiration is March 31, 1997. As of September 30, 1996 the interest rate on the unsecured line of credit was 7.0805%.

         The Company borrowed $73,107,144 in conjunction with property acquisitions and improvements against the line of credit and repaid $65,712,144 during the quarter ended September 30, 1996.

         On June 25, 1996, the Company acquired Trolley Square (formerly Lexington Towers) for $6,000,000. In conjunction with this purchase, an unsecured note was executed by the Company in the amount of $5,500,000. The Company entered into the agreement because the payment terms were more favorable than the line of credit. The note bears an effective interest rate of 6.65% per annum. Annual interest payments are due on January 1, 1997, 1998, and 1999 and the principal balance is due on January 1, 1999 if not prepaid. The note is prepayable at any time.

(3)  Common Stock

         The Company received gross proceeds of $156,376,760, ($140,550,493 net of selling commissions and other offering expenses) from the sale of 14,216,069 shares for the nine months ended September 30, 1996. During 1996, David Lerner Associates, Inc. has earned a total of $15,637,676 in connection with the offering of the Company's shares. The Company provides an Additional Share Option to the shareholders to reinvest distributions in the purchase of additional shares of the Company. During 1996, approximately $6,169,726 ($5,552,753 net of underwriter fees) has been invested in additional shares of the Company through the Additional Share Option.

         During 1996, the Company has paid distributions of $10,314,239 (.744 cents per share) to shareholders.


(4)  Related Parties

         For all periods prior to and including the three months ended September 30, 1996, the Company operated as an "externally advised" and "externally-managed" REIT. Cornerstone Advisors, Inc. served as the advisor, Cornerstone Management Group, Inc. served as the Property manager, and Property acquisition services were provided by Cornerstone Realty Group, Inc. Glade M. Knight, Chairman and Chief Executive Officer of the Company, owned all of the stock of Cornerstone Advisors, Inc., Cornerstone Management Group, Inc. and Cornerstone Realty Group, Inc. (collectively, the "External Companies"). By agreement among Mr. Knight, Stanley J. Olander, Jr. (Chief Financial Officer of the Company), and Debra A. Jones (Chief Operating Officer of the Company), Mr. Knight held part of the beneficial ownership of the External Companies for the account and interest of each of Mr. Olander and Ms. Jones.

         As of October 1, 1996, the Company entered into a series of related transactions with the External Companies, the effect of which would be to convert the Company into a "self-administered" and "self-managed" REIT. The transactions were unanimously approved by the Board of Directors.

         To effect the conversion, the Company agreed to issue 1,400,000 shares to Cornerstone Management Group, Inc. in exchange for the assignment of all of its rights and interest in, to and under its management agreements with the Company. On October 1, 1996, the Company issued 700,000 shares, and the balance of such shares will be issued on September 30, 1997. No distributions are payable with respect to these shares until they are issued. However, there are no conditions to the issuance of the deferred shares other than the passage of time.

         In addition, in October 1996, the Company paid to Cornerstone Realty Group, Inc., and Cornerstone Advisors, Inc. $1,325,100 in exchange for the assignment by them of all of their rights and interests in, to and under their property acquisition agreement and advisory agreement with the Company. Also on such date, the Company paid to Cornerstone Realty Group, Inc. $100,000 and paid to Glade M. Knight, individually, $350,000 for the personal property and building, respectively, located at 306 East Main Street, Richmond, Virginia, which previously had served as the principal executive office of the External Companies. This space now serves as the principal executive office of the Company. Finally, the Company paid approximately $138,000 to certain lenders, representing the balanced owed on certain automobile loans, in exchange for the conveyance by Cornerstone Realty Group, Inc., to the Company of such automobiles.

         Immediately following the assignment by each of the External Companies of its rights and interest in, to and under its respective agreements with the Company, the Company terminated each such agreement. Furthermore, as of September 1, 1996, the Company entered into an employment agreement with each of Glade M. Knight, Stanley J. Olander, Jr. and Debra A. Jones who are now executive officers of the Company.

         The following table is a summary of payments by the Company during the nine months ended September 30, 1996 and 1995:

                                                   1996              1995
                                                   -----             -----
             Cornerstone Management Group        $1,226,873         $582,261
             Cornerstone Realty Group, Inc.      $1,957,624         $579,150
             Cornerstone Advisors, Inc.          $  295,759         $144,610

(5)  Subsequent Events

         In October, 1996, the Company distributed to its shareholders approximately $5,620,673 (24.9 cents per share) of which approximately $3,402,528 was reinvested in the purchase of additional shares through the Additional Share Option.

         On October 31, 1996, effective October 1, 1996, the Company acquired Greenbrier Apartments, a 258 unit apartment community located in Fredericksburg, Virginia, for $11,099,525.

(6)  Acquisitions (unaudited)

         The following unaudited pro forma information for the nine months ended September 30, 1996 and 1995 is presented as if (a) the Company had owned the properties listed below on January 1, 1995, (b) the Company had qualified as a REIT, distributed all of its taxable income and, therefore incurred no federal income tax expense during the period, and
         (c) the Company had used proceeds from its best efforts offering to acquire the properties. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1995 nor does it purport to represent the results of operations for future periods.

                                              Nine Months          Nine Months
                                                 Ended                Ended
                                                9/30/96              9/30/95

         Rental Income                          $31,313,296        $28,858,280
         Net Income                             $10,147,452        $ 9,824,396
         Net Income Per Share                   $       .47        $       .44


         The pro forma information reflects adjustments for the actual rental income and rental expenses of Wind Lake, Breckinridge, Magnolia Run, Bay Watch, Hanover Landing, Mill Creek, Glen Eagles, Sailboat Bay, Tradewinds, Osprey Landing, The Meadows, West Eagle Green, Ashley Park, Arbor Trace, Longmeadows, Trophy Chase, Beacon Hill, Summerwalk, Willow Creek, Meadow Creek, Trolley Square, Paces Glen, Savannah West and Doctors Park Apartments for the respective periods in 1996 and 1995 prior to acquisition by the Company. Net income has been adjusted as follows: (1) property management and advisory expenses have been adjusted based on the Company's contractual arrangements, and (2) depreciation has been adjusted based on the Company's basis in the properties. The pro forma weighted average number of shares used to calculate net income per share includes the number of shares necessary to provide proceeds adequate to finance the purchase price of the acquired properties.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         There was a significant change in the Company's liquidity during the quarter ended September 30, 1996. During the quarter, the Company closed the sale to investors of 6,668,874 shares at $11 per share representing gross proceeds to the Company of $73,357,614 and net proceeds after payment of underwriter fees of $66,021,853. The Company capitalized $13,772,619 of improvements to its various properties during the quarter. It is anticipated that some $3,000,000 additional capital improvements will be completed during the next year on the current portfolio. The source to fund these improvements is from equity raised and set aside specifically for the improvements and from the expected sale of additional shares.

         During the quarter ended September 30, 1996, the Company made seven acquisitions of residential rental properties as follows:



Property Name                          Date Acquired    Units   Purchase Price   Location
-------------                          -------------    -----   --------------   --------
Paces Glen Apartments                  July 1996         172     $ 7,425,000     Charlotte, NC
Savannah West Apartments               July 1996         456     $ 9,843,620     Augusta, GA
   (formerly Oak Park Apartments)
Signature Place Apartments             August 1996       171     $ 5,462,948     Greenville, NC
   (formerly Doctors Park Apartments)
Hampton Glen Apartments                September 1996    232     $11,599,931     Glen Allen, VA
Sterling Chase Apartments              September 1996    272     $10,205,457     Charlotte, NC
Highland Hills Apartments              September 1996    264     $12,100,000     Carrboro, NC
Parkside at Woodlake                   September 1996    266     $14,663,886     Durham, NC

         The balance on the line of credit as of June 30, 1996 was $13,705,000. During the quarter ended September 30, 1996 the Company borrowed $73,107,144 against the line of credit in conjunction with property acquisitions and improvements and repaid $65,712,144 of the balance and expects to repay the balance within sixty days. As of September 30, 1996, the outstanding debt balance included $21,100,000 on the line of credit and the $5,500,000 unsecured note as discussed in Note 2.

         Cash and cash equivalents totaled $4,193,771 at September 30, 1996. During July 1996, the Company distributed $3,393,770 (24.9 cents per share) to its shareholders of which $2,524,236 was reinvested in additional shares per the terms of the Company's Additional Share Option. The reinvested funds netted the Company $2,271,812 after payment of underwriter fees.

         While the Company is always assessing potential acquisitions, no material commitments existed on November 1, 1996 for the purchase of additional properties. The Company's only on-going commitment for capital expenditures is to the renovation of its existing portfolio. Equity funds have been raised in conjunction with the acquisition of properties to fund capital expenditures for currently held properties. In addition, the Company will acquire new properties as funds are available.

         The Company has short-term cash flow needs to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses.

         The Company's capital resources are expected to grow with the continued sale of its shares and through operations.

         The Company was converted into a "self-administered" and "self-managed" REIT effective October 1, 1996. As a result of this conversion the Company issued 1,400,000 shares, 700,000 shares issued in October 1996 and 700,000 shares to be issued by September 30, 1997, and paid approximately $1,913,100 to the various entities for several assets and various contracts. (See Note 4).

Results of Operations

         The Company's property operations for the nine months ended September 30, 1996 reflect the operations of the Company's pre-1996 acquisitions and the 1996 acquisitions since the propertys' appropriate acquisition dates. The results of operations for the nine months ended September 30, 1995 reflect the operations of the 1993 and 1994 acquisitions and the 1995 acquisitions since the propertys' appropriate acquisition dates. The increase in income and expenses for the three months and nine months ended September 30, 1996 over 1995 is mainly due to the full months of operation in 1996 of all of the 1995 acquisitions and the operations of the 1996 acquisitions. For the nine months ended September 30, 1996, and September 30, 1995 rental income for the 1993 and 1994 acquisitions was $9,327,285 and $8,647,686, respectively which represents a 8% increase. Rental income for the same acquisitions for the quarter ended September 30, 1996 and 1995 was $3,276,792 and $3,023,539 respectiviely which represents a 8% increase.

         The occupancy levels for the Company's properties averaged 92% and 95% at the end of the nine months ended September 30, 1996 and 1995, respectively and 93% and 95% for the quarter ended September 30, 1996 and 1995, respectively. The decrease in occupancy is primarily due to the vacancy at three of the 1995 acquisitions which are currently under renovation. Overall, average rental rates for the portfolio increased from $476 to $517 per month for the nine months ended September 30, 1995 and 1996, respectively. Average rental rates for the quarter ended September 30, 1996 and 1995 increased from $466 to $533 per month.

         The Company's revenue is primarily from rental operation of its apartment communities. Rental income for the first nine months increased to $26,714,877 in 1996 from $10,537,107 in 1995 and for the quarter ended increased to $11,495,302 in 1996 from $4,381,403 in 1995. The increase is due to a combination of rental increases and property acquisitions with the latter having the most significant impact. Rental income is expected to increase further as a result of planned improvements, higher occupancies and increased rental rates. The Company's other source of income is the investment of its cash and cash reserves. Interest income for the nine months ended September 30, 1996 and 1995 was $237,651 and $129,688, respectively. For the quarter ended September 30, 1996 and 1995, interest income was $46,438 and $56,174.

         Total expenses for the first nine months increased to $18,170,349 in 1996 from $7,122,563 in 1995 and for the quarter ended increased to $8,023,973 in 1996 from $2,910,239 in 1995. The increases are due largely to the acquisition of properties. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 46% for the nine months ended September 30, 1996 and 1995 and 45% and 47% for the quarter ended September 30, 1996 and 1995, respectively. In addition, the Company incurred interest expense of $554,648 and $81,238 during the first nine months of 1996 and 1995, respectively, and $211,559 and $1,359 during the quarter ended September 30, 1996 and 1995, respectively, which related to the short-term borrowings on property acquisitions and improvements.

         Depreciation expense for the first nine months has increased to $5,155,108 in 1996 from $1,808,539 in 1995. The increase is due to the 1996 acquisitions and a full nine months of depreciation for 1995 acquisitions. For the quarter ended September 30, 1996 and 1995, depreciation expense has increased to $2,451,036 from $668,457 for the same reasons.

         General and administrative expenses totaled 3% of the total rental income for the quarter ended and the nine months ended September 30, 1996 and 4% for the same period in 1995. This percentage is expected to further decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

         The Company does not believe that inflation had any significant impact on the operation of the Company during the nine months ended September 30, 1996. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - None


   (b)   Reports on Form 8-K

              The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 1996, the items reported and the financial statements included in such filings.


        Type and Date
         of Reports                 Items Reported               Financial Statements Filed
         -------------------        --------------               --------------------
         Form 8-K/A (date of              7                      Historical Statement of Income and Direct
         Original Report:                                        Operating Expenses of Longmeadow
         April 30, 1996)                                         Apartments for the twelve months ended
                                                                 December 31, 1995.
                                                                 Historical Statement of Income and Direct
                                                                 Operating Expenses of Trophy Chase
                                                                 (Westfield) Apartments for the twelve
                                                                 months ended December 31, 1995, 1994,
                                                                 and 1993.
                                                                 Historical Statement of Income and Direct
                                                                 Operating Expenses of Beacon Hill
                                                                 Apartments for the twelve months ended
                                                                 April 30, 1996.
                                                                 Historical Statement of Income and Direct
                                                                 Operating Expenses of Meadow Creek
                                                                 Apartments for the twelve months ended
                                                                 April 30, 1996.
                                                                 Historical Statement of Income and Direct
                                                                 Operating Expenses of Summerwalk
                                                                 (Lakewood) Apartments for the twelve
                                                                 months ended December 31, 1995.
                                                                 Historical Statement of Income and Direct
                                                                 Operating Expenses of Willow Creek
                                                                 Apartments for the twelve months ended
                                                                 December 31, 1995.

         Form 8-K dated                   2, 7                   None
         June 26, 1996



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Cornerstone Realty Income Trust, Inc.
                     -------------------------------------
                                  (Registrant)



DATE:     11/13/96                          BY: /s/ Stanley J. Olander
     -------------                              ----------------------
                                                Stanley J. Olander
                                                Vice President and Treasurer