Form 10-K
period 1996-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1997-03-31
CIK 854875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  Commission File Number
    December 31, 1996                               0-23954

                      CORNERSTONE REALTY INCOME TRUST, INC.

             (Exact name of registrant as specified in its charter)


         Virginia                                 54-1589139
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

306 East Main Street
Richmond, VA                                          23219
(Address of principal executive offices)            (Zip Code)
                                 (804) 643-1761
            (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     (None)

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, no par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 1997, 29,200,462 common shares of the registrant were outstanding. The common shares are not currently being traded in any market. Therefore, the common shares did not have either a market selling price or bid and asked prices within 60 days prior to the date of this filing, and the aggregate market value of the common shares held by non-affiliates of the registrant is not determinable.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's Prospectus, filed with the Commission on March 20, 1997 as part of its Registration Statement on Form S-3 (Registration No. 333-23693) under the Securities Act of 1933 referred to in Parts I and III.

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1996 incorporated by reference in Part II.

The registrant's Proxy Statement dated April 4, 1997, referred to in Part III.

                                     PART I

Item 1.  Business

         Cornerstone Realty Income Trust, Inc. (the "Company"), a Virginia corporation, was incorporated in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental property commenced on June 1, 1993. The business of the Company is to acquire existing residential apartment complexes located in the mid-Atlantic and southeastern United States. The Company owned forty properties comprising 9,033 apartment units within that region as of December 31, 1996. The investment objectives and policies of the Company are described under the caption "The Company" on pages 18 through 22 of the Company's prospectus (the "Prospectus") filed with the Securities and Exchange Commission as part of the Registration Statement on Form S-3 (Registration No. 333-23693), which are hereby incorporated herein by reference. The Company's first nineteen property acquisitions, (as well as the additional property acquisitions described below) are described on pages 23 through 29 of the Prospectus, which are hereby incorporated herein by reference.

         In connection with each of its property acquisitions, the Company obtains a Phase I Environment Report, and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties which have not been or are not currently being remediated as necessary.

         The following is a summary of the twenty-one property acquisitions made by the Company during 1996.

         On January 31, 1996, the Company purchased The Meadows Apartments in Asheville, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On March 1, 1996, the Company acquired the Scarlett Oaks Apartments (subsequently renamed "West Eagle Greens") in Augusta, Georgia, Ashley Park Apartments in Richmond, Virginia, and Arbor Trace Apartments in Virginia Beach, Virginia . Information with respect to these properties is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

          On April 30, 1996, the Company acquired Longmeadows Apartments in Charleston, North Carolina (which was subsequently renamed "Bridgetown Bay") and Westfield Club Apartments (which was subsequently renamed "Trophy Chase") in Charlottesville, Virginia. Information with respect to these properties is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On May 1, 1996, the Company acquired Beacon Hill in Charlotte, North Carolina, Lakewood Apartments (which was subsequently renamed "Summerwalk"), in Concord, North Carolina, and Willow Creek Apartments (which was subsequently renamed "The Landing") in Durham, North Carolina. Information with respect to these properties are hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On May 31, 1996, the Company acquired Meadow Creek Apartments in Pineville, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On June 26, 1996, the Company acquired Lexington Towers Apartments (which was subsequently renamed "Trolley Square East") in Richmond, Virginia. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On July 1, 1996, the Company acquired Oak Park Apartments (which was subsequently renamed "Savannah West") in Augusta, Georgia and Paces Glen Apartments in Charlotte, North Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On August 21, 1996, the Company acquired Doctors Park Apartments (which was subsequently renamed "Signature Place"), in Greenville, North Carolina and Hampton Glen Apartments in Richmond, Virginia. Information with respect to these properties is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On September 1, 1996, the Company acquired the Sterling Chase Apartments (which was subsequently renamed "Heatherwood") in Charlotte, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On September 27, 1996, the Company acquired Highland Hills Apartments in Carrboro, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On September 30, 1996, the Company acquired Parkside at Woodlake Apartments in Durham, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On October 1, 1996, the Company acquired Greenbrier Apartments in Fredericksburg, Virginia. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On November 20, 1996, the Company acquired Deerfield Apartments in Durham, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         On December 1, 1996, the Company acquired Franklin Towers Apartments (which was subsequently renamed "Trolley Square West") in Richmond, Virginia. Information with respect to this property is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

         In addition to the above, on January 1, 1997, the Company acquired The Arbors at Windsor Lake in Columbia, South Carolina and on January 15, 1997, the Company acquired Westchase Apartments in Charleston, South Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 23 through 29 of the Prospectus.

Item 2.  Properties

         The Company's forty real estate property investments owned as of December 31, 1996 are described in Item 1, which is hereby incorporated herein by reference.

Item 3.  Legal Proceedings

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is currently no established public market in which the Company's common shares are traded.

         On March 1, 1997, there were 12,341 shareholders of record of the Company's common shares.

         Distributions of $6,316,185 and $15,934,901 were made to the shareholders during 1995 and 1996, respectively.

Item 6.  Selected Financial Data

         For the information called for by this item, see the information in
Exhibit 13.1 under the caption "Selected Financial Information" on page 19 thereof, which information is hereby incorporated herein by reference.

         The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         For the information required by this item, see the information in
Exhibit 13.1 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 thereof, which information is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company and report of independent auditors required to be included in this item are set forth in Item 14 of this report and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the  Registrant

         For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement dated April 4, 1997, which information is incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement dated April 4, 1997, which information is incorporated herein by reference.

Item 11.   Executive Compensation

         The Company did not pay salaries to its officers for the period before October 1, 1996. During such prior period, the Company operated as an "externally-advised" and "externally-managed" REIT. The Company has converted to "self-administered" and "self-managed" status. Information with respect to this conversion to self-administration is contained under the caption "Certain Transactions - Conversion to Self-Administration" on pages 43 through 44 of the Prospectus, which is hereby incorporated herein by reference.

         For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement dated April 4, 1997, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         See the information under "Ownership of Equity Securities" in the Company's Proxy Statement dated April 4, 1997, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Before October 1, 1996, the Company operated as an "externally-advised" and "externally-managed" REIT. Cornerstone Advisors, Inc. served as the advisor to the Company, Cornerstone Management Group, Inc. served as the manager of the properties and property acquisition services were provided to the Company by Cornerstone Realty Group, Inc. (collectively, the "External Companies"). As of September 1, 1996, the Company agreed with the External Companies on a series of related transactions, the effect of which was to convert the Company into a "self-administered" and "self-managed" REIT effective October 1, 1996. Information with respect to this conversion to self-administration is contained under the caption "Certain Transactions Conversion to Self-Administration" on pages 43 through 44 of the Prospectus, which is hereby incorporated herein by reference.

         For additional information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement dated April 4, 1997, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  Documents filed as part of the report

                  1.  Financial Statements

                  The following financial statements of the registrant incorporated by reference from pages 23 through 33 of Exhibit
                  13.1 - 1996 Annual Report:

                           Independent Auditors' Report
                                    Ernst & Young LLP

                           Balance Sheets
                                    December 31, 1996 and 1995

                           Statements of Operations
                                    Years Ended December 31, 1996, 1995 and 1994

                           Statements of Shareholders' Equity
                                    Years ended December 31, 1996, 1995 and 1994

                           Statements of Cash Flows
                                    Years ended December 31, 1996, 1995 and 1994

                           Notes to Financial Statements

             2.  Financial Statement Schedule

                      Schedule III - Real Estate and Accumulated Depreciation (included on pages 9 through 11 of this Form 10-K Report)

                      All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

             3.  Exhibits

                      Incorporated herein by reference are the exhibits listed under "Exhibits Index" on pages 13 through 15 of this Form 10-K Report.

    (b)  Reports on Form 8-K

             During the last quarter of 1996, the Company filed the following Current Reports on Form 8-K:

On October 15, 1996, the registrant filed a Report on Form 8-K. The items reported were Item 2 (the acquisition of the Sterling Chase, Parkside at Woodlake and Highland Hills Apartments), and Item 5 (the registrant's conversion to self-administered and self-managed status.)

On November 15, 1996, a Report on Form 8-K/A to a Report on Form 8-K dated June 26, 1996 was filed by the registrant. The item reported was Item 7. The financial statements filed were Statements of Income and Direct Operating Expenses (exclusive of certain items) for Lexington Tower for the year ended December 31, 1995, for Oak Park for the twelve months ended June 30, 1996, and for Hampton Glen for the twelve months ended July 31, 1996. Also included were a Pro Forma Statement of Operations for the six months ended June 30, 1996, a Pro Forma Balance Sheet as of June 30, 1996, and Pro Forma Statement of Operations for the year ended December 31, 1995.

On December 16, 1996, a Report on Form 8-K/A to the Report on Form 8-K dated September 26, 1996 was filed by the registrant. The item reported was Item 7. The financial statements filed were Statements of Income and Direct Operating Expenses (exclusive of certain items) for Sterling Chase for the twelve months ended August 31, 1996 and for Parkside for the twelve months ended September 30, 1996, a Pro Forma Statement of Operations for the nine months ended September 30, 1996 and a Pro Forma Statement of Operations for the year ended December 31, 1995.

                                  SCHEDULE III
       REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1996)

                                                                         Subsequently                 Gross Amount Carried
                             Encum-             Initial   Cost           Capitalized
Description                 brances         Land       Bldg. & Impr.     Impr.             Land      Bldg. & Impr.        Total
1) Polo Club                  $0          $264,698      $4,035,302     $2,364,656         $264,698     $6,399,958       $6,664,656
* Greenville, SC
* Multi-family housing

2) The Hollows                $0        $1,374,840      $2,825,160     $1,238,995       $1,388,546     $4,050,449       $5,438,995
* Raleigh, NC
* Multi-family housing

3) Mayflower Seaside          $0        $2,258,169      $5,375,975     $1,711,977       $2,258,248     $7,087,873       $9,346,121
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone  Ridge               $0          $374,271      $2,950,729     $2,135,698         $374,271     $5,086,427       $5,460,698
* Columbia, SC
* Multi-family housing

5) County Green               $0          $319,250      $3,480,750     $1,332,182         $327,484     $4,804,698       $5,132,182
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase            $0          $304,590      $2,995,410     $1,968,408         $304,815     $4,963,593       $5,268,408
* Wilmington, NC
* Multi-family housing

7) Harbour Club               $0        $1,019,895      $4,230,105       $610,766       $1,020,274     $4,840,492       $5,860,766
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring              $0          $258,126      $3,335,874     $1,379,568         $258,210     $4,715,358       $4,973,568
* Wilmington, NC
* Multi-family housing

9) The Trestles               $0        $2,650,884      $7,699,116       $884,689       $2,686,006     $8,548,683      $11,234,689
* Raleigh, NC
* Multi-family housing

10) Wind Lake                 $0        $1,051,200      $7,708,800       $828,220       $1,088,780     $8,499,440       $9,588,220
* Greensboro, NC
* Multi-family housing

11) Magnolia Run              $0          $495,000      $5,005,000     $1,055,252         $509,001     $6,046,251       $6,555,252
* Greenville, SC
* Multi-family housing

12) Breckinridge              $0        $1,512,000      $4,088,000       $865,850       $1,558,060     $4,907,790       $6,465,850
* Greenville, SC
* Multi-family housing



                                             Date of       Date
Description                   Acc. Dep.      Const.        Acquired         Dep. Life
1) Polo Club                    $982,336      1972          June 3, 1993      27.5
* Greenville, SC
* Multi-family housing

2) The Hollows                  $577,553      1974          June 1, 1993      27.5 yrs.
* Raleigh, NC
* Multi-family housing

3) Mayflower Seaside            $817,276      1950         Oct. 26, 1993      27.5 yrs.
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone  Ridge                 $637,308      1975          Dec. 8, 1993      27.5 yrs.
* Columbia, SC
* Multi-family housing

5) County Green                 $542,906      1976          Dec. 1, 1993      27.5 yrs.
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase              $531,217      1976          Feb. 1, 1994      27.5 yrs.
* Wilmington, NC
* Multi-family housing

7) Harbour Club                 $468,719      1988           May 1, 1994      27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring                $401,020      1968          Aug. 1, 1994      27.5 yrs.
* Wilmington, NC
* Multi-family housing

9) The Trestles                 $720,874      1987         Dec. 30, 1994      27.5 yrs.
* Raleigh, NC
* Multi-family housing

10) Wind Lake                   $542,372      1985         April 1, 1995      27.5 yrs.
* Greensboro, NC
* Multi-family housing

11) Magnolia Run                $360,380      1972          June 1, 1995      27.5 yrs.
* Greenville, SC
* Multi-family housing

12) Breckinridge                $283,408      1973         June 21, 1995      27.5 yrs.
* Greenville, SC
* Multi-family housing

</Table


REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1996)

                                                                              Subsequently             Gross Amount Carried
                                   Encum-            Initial Cost             Capitalized
Description                       brances        Land         Bldg. & Impr.      Impr.              Land           Bldg. & Impr.
13) Bay Watch Pointe               $0            $775,680        $2,596,845     $1,355,478          $813,935          $3,914,068
* Virginia Beach, VA
* Multi-family housing

14) Hanover Landing                $0            $801,500        $4,923,500     $1,283,174          $822,006          $6,186,168
* Charlotte, NC
* Multi-family housing

15) Mill Creek                     $0          $1,368,000        $7,182,000       $586,406        $1,417,614          $7,718,792
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles                    $0          $1,095,000        $6,205,000       $529,058          $899,464          $6,929,594
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay                   $0          $2,002,000        $7,098,000     $3,512,632        $2,066,930         $10,545,702
* Charlotte, NC
* Multi-family housing

18) Tradewinds                     $0          $1,428,000        $8,772,000       $544,903        $1,436,890          $9,308,013
* Hampton, VA
* Multi-family housing

19) Osprey Landing                 $0            $393,750        $3,981,250     $1,627,617          $403,837          $5,598,780
* Wilmington, NC
* Multi-family housing

20) The Meadows                    $0            $186,000        $6,014,000       $721,730          $200,441          $6,721,289
* Asheville, NC
* Multi-family housing

21) West Eagle Green               $0            $326,400        $3,693,600     $1,306,476          $316,095          $5,010,381
* Augusta, GA
* Multi-family housing

22) Ashley Park                    $0          $1,586,650       $10,618,350       $540,351        $1,589,262         $11,156,089
* Richmond, VA
* Multi-family housing

23) Arbor Trace                    $0          $1,100,000        $3,900,000       $641,816        $1,130,750          $4,511,066
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay                 $0            $603,000        $4,422,000       $457,705          $624,168          $4,858,537
* Charlotte, NC
* Multi-family housing



                                                                           Date of        Date
Description                           Total              Acc. Dep.         Const.       Acquired          Dep. Life
13) Bay Watch Pointe                 $4,728,003             $215,196       1972       July 18, 1995        27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

14) Hanover Landing                  $7,008,174             $297,335       1972       Aug. 22, 1995        27.5 yrs.
* Charlotte, NC
* Multi-family housing

15) Mill Creek                       $9,136,406             $372,584       1984       Sept. 1, 1995        27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles                      $7,829,058             $332,935       1990        Oct. 1, 1995        27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay                    $12,612,632             $410,372       1972        Nov. 1, 1995        27.5 yrs.
* Charlotte, NC
* Multi-family housing

18) Tradewinds                      $10,744,903             $425,641       1988        Nov. 1, 1995        27.5 yrs.
* Hampton, VA
* Multi-family housing

19) Osprey Landing                   $6,002,617             $221,985       1973        Nov. 1, 1995        27.5 yrs.
* Wilmington, NC
* Multi-family housing

20) The Meadows                      $6,921,730             $245,086       1974        Jan. 31, 1996       27.5 yrs.
* Asheville, NC
* Multi-family housing

21) West Eagle Green                 $5,326,476             $139,525       1974        March 1, 1996       27.5 yrs.
* Augusta, GA
* Multi-family housing

22) Ashley Park                     $12,745,351             $362,659       1988        March 1, 1996       27.5 yrs.
* Richmond, VA
* Multi-family housing

23) Arbor Trace                      $5,641,816             $134,044       1985        March 1, 1996       27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay                   $5,482,705             $132,870       1986        April 1, 1996       27.5 yrs.
* Charlotte, NC
* Multi-family housing


REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1996)

                                                                            Subsequently              Gross Amount Carried
                                 Encum-              Initial Cost           Capitalized
 Description                     brances        Land        Bldg. & Impr.     Impr.       Land          Bldg. & Impr.     Total
25) Trophy Chase                 $0            $853,300       $2,856,700   $1,348,276       $880,843    $4,177,433        $5,058,276
* Charlottesville, VA
* Multi-family housing

26) Beacon Hill                  $0          $3,121,587      $10,457,616     $561,323     $3,075,421   $11,065,105       $14,140,526
* Charlotte, NC
* Multi-family housing

27) Summerwalk                   $0          $1,528,200       $4,131,800     $788,175     $1,565,050    $4,883,125        $6,448,175
* Concord, NC
* Multi-family housing

28) Willow Creek                 $0          $1,001,400       $7,343,600     $800,124     $1,024,002    $8,121,122        $9,145,124
* Raleigh, NC
* Multi-family housing

29) Meadowcreek                  $0          $1,110,000       $9,990,000     $610,655     $1,134,435   $10,576,220       $11,710,655
* Pineville, NC
* Multi-family housing

30) Trolley Square               $0          $1,620,000       $4,380,000     $452,907     $1,633,968    $4,818,939        $6,452,907
* Richmond, VA
* Multi-family housing

31) Savannah West                $0            $627,860       $9,215,760   $1,114,598       $605,736   $10,352,482       $10,958,218
* Augusta, GA
* Multi-family housing

32) Paces Glen                   $0          $2,153,250       $5,271,750     $286,013     $2,226,399    $5,484,614        $7,711,013
* Charlotte, NC
* Multi-family housing

33) Signature Place              $0            $491,665       $4,971,283     $445,070       $501,992    $5,406,026        $5,908,018
* Charlotte, NC
* Multi-family housing

34) Hampton Glen                 $0          $1,391,992      $10,207,939     $383,554     $1,414,093   $10,569,392       $11,983,485
* Richmond, VA
* Multi-family housing

35) Heatherwood                  $0          $2,449,310       $7,756,147     $116,000     $2,463,208    $7,858,249       $10,321,457
* Charlotte, NC
* Multi-family housing

36) Highland Hills               $0          $1,210,000      $10,890,000     $597,339     $1,198,030   $11,499,309       $12,697,339
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake         $0          $2,932,778      $11,731,108      $28,919     $2,884,236   $11,808,569       $14,692,805
* Durham, NC
* Multi-family housing

38) Greenbrier                   $0            $998,957      $10,100,568     $117,308     $1,009,372   $10,207,461       $11,216,833
* Fredericksburg, VA
* Multi-family housing

39) Deerfield                    $0            $427,000      $10,248,000      $80,978       $429,995   $10,325,983       $10,755,978
* Durham, NC
* Multi-family housing

40) Franklin Towers              $0          $1,145,495       $3,097,080     $103,193     $1,173,715    $3,172,053        $4,345,768
* Richmond, VA
* Multi-family housing

                                            $46,611,697     $245,786,117  $37,318,039    $46,980,280  $282,735,573      $329,715,853
                                            ========================================================================================





                                            Date of      Date
 Description                 Acc. Dep.      Const.      Acquired         Dep. Life
25) Trophy Chase            $107,038        1970    April 1, 1996        27.5 yrs.
* Charlottesville, VA
* Multi-family housing

26) Beacon Hill             $268,969        1985     May 1, 1996         27.5 yrs.
* Charlotte, NC
* Multi-family housing

27) Summerwalk              $114,247        1983     May 1, 1996         27.5 yrs.
* Concord, NC
* Multi-family housing

28) Willow Creek            $191,297        1984     May 1, 1996         27.5 yrs.
* Raleigh, NC
* Multi-family housing

29) Meadowcreek             $255,529        1984     May 31, 1996        27.5 yrs.
* Pineville, NC
* Multi-family housing

30) Trolley Square          $147,530        1968    June 25, 1996        27.5 yrs.
* Richmond, VA
* Multi-family housing

31) Savannah West           $183,735        1976     July 1, 1996        27.5 yrs.
* Augusta, GA
* Multi-family housing

32) Paces Glen               $99,625        1986    July 19, 1996        27.5 yrs.
* Charlotte, NC
* Multi-family housing

33) Signature Place          $81,704        1981    August 1, 1996       27.5 yrs.
* Charlotte, NC
* Multi-family housing

34) Hampton Glen            $159,883        1986    August 1, 1996       27.5 yrs.
* Richmond, VA
* Multi-family housing

35) Heatherwood              $94,473        1980    Sept. 1, 1996        27.5 yrs.
* Charlotte, NC
* Multi-family housing

36) Highland Hills          $146,089        1987    Sept. 27, 1996       27.5 yrs.
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake    $152,478        1996    Aug. 31, 1996        27.5 yrs.
* Durham, NC
* Multi-family housing

38) Greenbrier               $92,571        1980     Oct. 1, 1996        27.5 yrs.
* Fredericksburg, VA
* Multi-family housing

39) Deerfield                $62,656        1985     Nov. 1, 1996        27.5 yrs.
* Durham, NC
* Multi-family housing

40) Franklin Towers           $9,612        1964     Dec. 1, 1996        27.5 yrs.
* Richmond, VA
* Multi-family housing

                            $12,323,037
                            ===========



(1) Represents the aggregate cost for Federal Income tax purposes:

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 1997.

                                       CORNERSTONE REALTY INCOME TRUST, INC.


                                       By: /s/ Glade M. Knight
                                       ------------------------
                                            Glade M. Knight,
                                            Chairman of the Board
                                            and President

          Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                        Capacity                                    Date

/s/ Glade M. Knight                         Director and Principal                      March 27, 1997
--------------------------------            Executive Officer
Glade M. Knight


/s/ Stanley J. Olander, Jr.                 Director, Principal Financial               March 27, 1997
--------------------------------            Officer and Principal Accounting
Stanley J. Olander, Jr.                     Officer


/s/ Martin Zuckerbrod                       Director                                    March 27, 1997
--------------------------------
Martin Zuckerbrod


/s/ Harry S. Taubenfeld                     Director                                    March 27, 1997
--------------------------------
Harry S. Taubenfeld


/s/ Leslie A. Grandis                       Director                                    March 27, 1997
--------------------------------
Leslie A. Grandis


/s/ Glenn W. Bunting, Jr.                   Director                                    March 27, 1997
--------------------------------
Glenn W. Bunting, Jr.


/s/ Penelope W. Kyle                        Director                                    March 27, 1997
--------------------------------
Penelope W. Kyle




                                  EXHIBIT INDEX


Exhibit Number            Description                             Sequential Page Number
4.1                       Amended and Restated Articles of
                          Incorporation of Cornerstone Realty
                          Income Trust, Inc., as amended
                          (Incorporated by reference to Exhibit
                          3.1 included in the Company's Report on
                          Form 10-Q for the Quarter ended June 30,
                          1995; File No. 0-23954)

4.2                       Bylaws of Cornerstone Realty
                          Income Trust, Inc. (Amended
                          through April 26, 1995)
                          (Incorporated by reference to
                          Exhibit 3.2 included in the
                          Company's Report on Form 10-Q
                          for the Quarter ended June 30,
                          1995; File No. 0-23954).

10.1                      Form of Amendment and
                          Restatement of Cornerstone Realty
                          Income trust, Inc. 1992 Incentive
                          Plan. (Exhibit 10.14)(1) This is a
                          compensatory plan or arrangement.

10.2                      Form of Amendment and
                          Restatement of Cornerstone Realty
                          Income Trust, Inc. 1992 Non-
                          Employee Directors Stock Option
                          plan.  (Exhibit 10.15)(1)  This is a
                          compensatory plan or arrangement.

10.3                      Agreement for Appointment of
                          Transfer Agent and Registrar
                          between the Company and First
                          Union National Bank of North
                          Carolina (Incorporated by
                          reference to Exhibit 10.19 to the
                          Company's Report on Form 10-K
                          for the Year Ended December 31,
                          1994; File No. 0-23954).

10.4                      Agreement and Bill of Transfer
                          and Assignment dated October 1,
                          1996 between Cornerstone
                          Management Group, Inc. and
                          Cornerstone Realty Income Trust,
                          Inc.(2)





Exhibit Number            Description                             Sequential Page Number
10.5                      Agreement and Bill of Transfer
                          and Assignment dated October 1,
                          1996 between Cornerstone
                          Advisors, Inc. and Cornerstone
                          Realty Income trust, Inc.(2)

10.6                      Agreement and Bill of Transfer
                          and Assignment dated October 1,
                          1996 between Cornerstone Realty
                          Group, Inc. and Cornerstone
                          Realty Income Trust, Inc.
                          (Acquisition/Disposition
                          Agreement).(2)

10.7                      Agreement and Bill of Transfer
                          and Assignment dated October 1,
                          1996 between Cornerstone Realty
                          Group, Inc. and Cornerstone
                          Realty Income Trust, Inc.
                          (Personal Property).(2)

10.8                      Employment Agreement dated
                          September 1, 1996 between
                          Cornerstone Realty Income Trust,
                          Inc. and Glade M. Knight.(2)

10.9                      Employment Agreement dated
                          September 1, 1996 between
                          Cornerstone Realty Income Trust,
                          Inc. and Debra A. Jones.(2)

10.10                     Employment Agreement dated
                          September 1, 1996 between
                          Cornerstone Realty Income Trust,
                          Inc. and Stanley J. Olander, Jr.(2)

13.1                      1996 Annual Report (with the
                          exception of the information
                          incorporated by reference in Items
                          6, 7 and 14 of this Form 10-K
                          Report, no other information
                          appearing in the 1996 Annual
                          Report is to be deemed filed as a
                          part of this Form 10-K Report).
                          FILED HEREWITH.

23                        Consent of Independent Auditors.
                          FILED HEREWITH.

28.1                      Portions of pages 18 through 22,
                          23 through 29, and 43 through 44
                          of the Prospectus of Cornerstone
                          Realty Income Trust, Inc. FILED
                          HEREWITH.

--------------------------------------





(1) Incorporated herein by reference to the Exhibit referred to in parentheses which was filed as an Exhibit to the Company's
          Post-Effective Amendment No. 5 to its Registration Statement on Form
          S-11 (File No. 33-51296), as filed with the Securities and Exchange
          Commission on April 28, 1994.

(2) Incorporated herein by reference to the Exhibit of the same number filed as an Exhibit to the Company Report on Form 8-K dated September
          26, 1996 (File No. 0-23954).

                                           15




