Form 10-Q
period 1997-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1997-05-15
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At May 1, 1997, there were outstanding 29,020,794 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                Page Number
PART I.           FINANCIAL INFORMATION
         Item 1.      Financial Statements (Unaudited)

                           Balance Sheets - March 31, 1997                        3
                           and December 31, 1996

                           Statements of Operations                               4
                           Three months ended March 31, 1997
                           and March 31, 1996

                           Statements of Shareholders' Equity-                    5
                           Three months ended March 31, 1997


                           Statements of Cash Flows -                             6
                           Three months ended March 31, 1997
                           and March 31, 1996

                           Notes to Financial Statements                          7

         Item 2.      Management's Discussion and Analysis                       11
                      of Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                           14


CORNERSTONE REALTY INCOME TRUST, INC.
BALANCE SHEET (UNAUDITED)

                                                        March 31,                December 31,
                                                           1997                      1996
                                                        ------------              -----------
ASSETS

Investment in Rental Property
Land                                                     $52,926,166              $46,980,280
Building                                                 279,951,281              250,705,667
Property improvements                                     30,901,524               26,640,085
Furniture and fixtures                                     7,048,084                5,389,821
                                                        ------------             ------------
                                                         370,827,055              329,715,853
Less accumulated depreciation                            (15,523,819)             (12,323,037)
                                                        ------------             ------------
                                                         355,303,236              317,392,816
Cash and cash equivalents                                  4,005,142                3,182,651
Prepaid expenses                                             385,529                  557,544
Other assets                                               3,591,208                1,737,563
                                                        ------------             ------------
                                                           7,981,879                5,477,758
                                                        ------------             ------------
                                                        $363,285,115             $322,870,574
                                                        ============             ============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                            $93,395,949              $55,403,000
Accrued payable-related party                              7,433,092                7,297,093
Accounts payable                                             712,192                2,087,673
Accrued expenses                                           2,558,234                1,366,853
Rents received in advance                                    193,312                  491,928
Tenant security deposits                                   1,737,330                1,654,322
                                                        ------------              -----------
                                                         106,030,109               68,300,869


Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 28,661,414 shares
   and 28,141,509 shares, respectively                   281,961,091              276,269,539
Deferred compensation                                        (49,501)                 (55,000)
Distributions greater than net income                    (24,656,584)             (21,644,834)
                                                        ------------              -----------
                                                         257,255,006              254,569,705
                                                        ------------              -----------
                                                        $363,285,115             $322,870,574
                                                        ============             ============




See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

                                                     Three Months End         Three Months Ended
                                                        March 31,                 March 31,
                                                           1997                      1996
                                                        ------------              -----------
REVENUE:
          Rental income                                  $15,023,222               $6,552,688

EXPENSES:
             Utilities                                     1,316,722                  610,146
             Repairs and maintenance                       1,475,859                  720,876
             Taxes and insurance                           1,396,859                  580,250
             Property management fee                        -                         349,665
             Property management                             264,810                   75,732
             Advertising                                     440,422                  144,819
             General and administrative                      412,835                  217,912
             Amortization expense and other depreciation       7,641                    7,641
             Depreciation of real estate                   3,184,003                1,238,249
             Other operating expenses                      1,093,652                  427,320
             Other                                            81,648                   37,649
             Management contract termination                 135,999                  -
                                                        ------------              -----------
                      Total expenses                       9,810,450                4,410,259
                                                        ------------              -----------
Income before interest and other income (expense)          5,212,772                2,142,429

   Interest and other income                                 383,170                   76,338
   Interest expense                                       (1,316,464)                 (46,880)
   Other expense                                            (277,738)                 -
                                                         ------------              -----------
Net income                                                $4,001,740               $2,171,887
                                                        ============             ============
Net income per share                                           $0.14                    $0.16
                                                        ============             ============
Weighted average number of shares outstanding             28,424,683               13,944,419
                                                        ============             ============
Distributions per share                                       $0.249                   $0.248
                                                        ============             ============






See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                     Distributions
                                                                                                      (Greater)          Total
                                                            Number                     Deferred       Less than      Shareholders'
                                                           of Shares     Amount       Compensation    Net Income        Equity
                                                          -------------------------------------------------------------------------

Balance at December 31, 1996                               28,141,509   $276,269,539   ($55,000)    ($21,644,834)    $254,569,705

Net income                                                  -                -          -              4,001,740        4,001,740
Cash distributions paid to shareholders ($.249 per share)   -                -          -             (7,013,490)      (7,013,490)
Shares issued to Apple Realty Group, Inc.                     150,000      1,650,000    -               -               1,650,000
Amortization of deferred compensation                       -                -            5,499         -                   5,499
Shares issued through Dividend Reinvestment Plan              369,905      4,041,552    -               -               4,041,552
                                                          -------------------------------------------------------------------------

                                                           28,661,414   $281,961,091    ($49,501)   ($24,656,584)    $257,255,006
                                                          =========================================================================

See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               Three  Months Ended
                                                                     March 31,
                                                           1997                      1996
Cash flow from operating activities:

   Net income                                             $4,001,740               $2,171,887
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                         3,191,644                1,245,890
     Management Contract Termination                         135,999                  -
     Amortization of deferred compensation                     5,499                    9,167
     Changes in operating assets and liabilities:
       Prepaid expenses                                      172,015                 (215,069)
       Other assets                                       (1,846,004)                (131,931)
       Accounts payable                                   (1,375,481)                (152,619)
       Accrued expenses                                    1,192,868                 (194,205)
       Rent received in advance                             (298,616)                 (30,989)
       Tenant security deposits                               83,008                   72,752
                                                        ------------              -----------
             Net cash provided by operating activities     5,262,672                2,774,883

Cash flow from investing activities:

   Acquisitions of rental property                       (35,191,500)             (27,405,000)
   Capital improvements                                   (5,919,702)              (2,769,660)
                                                        ------------              -----------
             Net cash used in investing activities       (41,111,202)             (30,174,660)

Cash flow from financing activities:

   Proceeds from short-term borrowings                   120,427,606               17,505,000
   Repayments of short-term borrowings                   (82,434,647)             (13,600,000)
   Net proceeds from issuance of shares                    5,691,552               27,844,244
   Increase in commissions payable to underwriters          -                         -
   Cash distributions paid to shareholders                (7,013,490)              (2,728,443)
                                                        ------------              -----------
             Net cash provided by financing activities    36,671,021               29,020,801

             Increase in cash and cash equivalents           822,491                1,621,024

Cash and cash equivalents, beginning of year               3,182,651                7,073,147
                                                        ------------              -----------
                      Cash and cash equivalents,
                      end of period                       $4,005,142               $8,694,171
                                                        ============             ============





See accompanying notes to financial statements

                      CORNERSTONE REALTY INCOME TRUST, INC
                   Notes to Financial Statements (Unaudited)

                                 March 31, 1997

(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K.

         During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share which is effective beginning in the 4th quarter of 1997 and early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the three month period ended March 31, 1997, according to the new statement, would not change from the reported amounts.

(2)  Notes Payable

         In January 1997, the Company increased its unsecured line of credit to $85 million. In February 1997, the Company obtained a $100 million unsecured line of credit from a consortium of three banks to fund property acquisitions. The unsecured line of credit was used to repay the outstanding balance on the $85 million unsecured line of credit previously obtained which was approximately $75 million. The new line of credit bears interest at the one-month LIBOR plus 160 basis points. In addition, the Company is obligated to pay the lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. The entire balance is due on March 31, 1998. The Company obtained a $7.5 million unsecured line of credit for general corporate purposes. This line of credit also bears interest at LIBOR plus 160 basis points and is due on March 31, 1998.

         The Company borrowed approximately $45 million in conjunction with property acquisitions and improvements and operating purposes (exclusive of the pay-off of the original $85 million line of credit) against the line of credit and repaid approximately $7 million during the quarter ended March 31, 1997. As of March 31, 1997, the interest rate on the $100 million unsecured line of credit was 7.09% and the outstanding balance was approximately $87.5 million. The outstanding balances on the $7.5 million unsecured line of credit was approximately $422,000.

         On June 25, 1996, in conjunction with the acquisition of rental property, an unsecured note was executed by the Company in the amount of $5,500,000. The note bears an effective interest rate of 6.65% per annum. Annual interest payments are due on January 1, 1997, 1998, and 1999 and the principal balance is due on June 1, 1999 if not prepaid. The note is prepayable at any time, without penalty.

(3)  Common Stock

         During the quarter ended March 31, 1997, the Company has paid distributions of $7,013,490 (.249 cents per share) to shareholders. The Company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the Company. During the quarter ended March 31, 1997, approximately $4,041,552 was invested in additional shares of the Company.

(4)  Related Parties

         Prior to September 30, 1996, the Company operated as an "externally advised" and "externally-managed" REIT. Cornerstone Advisors, Inc., served as the advisor, Cornerstone Management Group, Inc. served as the Property manager, and Property acquisition services were provided by Cornerstone Realty Group, Inc. Glade M. Knight, Chairman and Chief Executive Officer of the Company, held all of the stock of Cornerstone Advisors, Inc., Cornerstone Management Group, Inc. and Cornerstone Realty Group, Inc. (collectively, the "External Companies"). By agreement Mr. Knight held part of the stock of the External Companies for the account and interest of each of Mr. Olander and Ms. Jones.

         As of October 1, 1996, the Company entered into a series of related party transactions with the External Companies, the effect of which would be to convert the Company into a "self-administered" and "self-managed" REIT. The transactions were unanimously approved by the independent members of the Board of Directors.

         The Company during the three months ended March 31, 1996 paid Cornerstone Management Group $ 368,931, Cornerstone Realty Group, Inc, $392,082, and Cornerstone Advisors, Inc. $93,616. Due to the Company's conversion from "externally advised" and "externally managed" REIT, these expenses do not exist for the quarter ended March 31, 1997. As a result of this conversion, officers are now employees of the Company and their salaries are included in property management and general and administrative expenses.

         In August 1996, Mr. Knight organized Apple Residential Income Trust, Inc. ("Apple") for the purpose of acquiring apartment communities in Texas. On March 1, 1997, the Company, with Apple's approval, entered into subcontract agreements with the entities that provide advisory and property management services whereby the Company will provide advisory and property management services to Apple in exchange for fees and expense reimbursement. The Company is entitled to a property management fee of 5% of the monthly gross revenues of the Apple properties and an advisory fee equal to .1% to .25% of total contributions received by Apple.

         During March 1997, the Company acquired all the assets of Apple Realty Group, Inc. which provided the service of acquiring and disposing of real estate assets held by Apple. The sole asset of the company was the acquisition\disposition agreement with Apple. In April 1997, the Company paid $350,000 in cash and issued 150,000 common shares valued at $1,650,000 or $11 per share. The Company is entitled to a real estate commission equal to 2% of the gross purchase price of Apple's properties.

         As of March 31, 1997, the Company had earned approximately $102,242 (net of expenses) for all of the subcontracted and acquisition related services.

         Apple granted the Company a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions. The Company committed to an initial purchase of 417,778 shares of Apple which represented approximately 9.5% of the total common shares of Apple outstanding as of March 1, 1997. In April 1997, the Company purchased these common shares of Apple for approximately $3.8 million. The Company intends with the approval of the board of directors, to purchase additional common shares of Apple as of the end of each calendar quarter in order to maintain its ownership of approximately 9.5% of the outstanding common shares of Apple. The Board has tentatively resolved to evaluate the feasibility of offering to purchase Apple by the year-end of 1997.

(5) Subsequent Events

         In April, 1997, the Company declared and distributed to its shareholders approximately $7,127,854 (25 cents per share) of which approximately $3,953,172 was reinvested in the purchase of additional shares of the Company.

         During April 1997, the Company purchased Ashley Run Apartments, a 348-unit apartment community located in Norcross, Georgia for $18,000,000 and The Carlyle Apartments, a 243-unit apartment community located in Lawrence, Georgia for $11,580,000.

         In April 1997, the Company issued 4,500,000 shares in a public market offering which resulted in net proceeds to the Company after underwriting discounts and commissions of $43,942,500. The Company repaid approximately $44 million on its line of credit from proceeds from the offering.

(6)  Acquisitions


         The following unaudited pro forma information for the three months ended March 31, 1997 and 1996 assumes the properties were acquired by the Company on January 1, 1996, and is presented as if (a) the Company had qualified as a REIT, distributed all of its taxable income and, therefore incurred no federal income tax expense during the period, and
         (b) the Company had used proceeds from its best efforts offering for properties acquired before the completion of the offering. Properties acquired after the completion of the offering were assumed to be acquired using the Company's line of credit. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1996 nor does it purport to represent the results of operations for future periods.

                                                 Three Months   Three Months
                                                    Ended          Ended
                                                   3/31/97       3/31/96

         Rental Income                          $15,106,550   $13,282,814
         Net Income                             $ 5,034,804   $ 3,528,612
         Net Income Per Share                   $       .14   $       .15


         The pro forma information reflects adjustments for the actual rental income and rental expenses of 19 of the 21 1996 acquisitions and Westchase Apartments, a 1997 acquisition, for the respective periods in 1997 and 1996 prior to acquisition by the Company. Net income has been adjusted as follows: (1) property management expenses equal to 5% of rental income plus $2.50 per apartment per unit per month have been adjusted based on the Company's contractual arrangements until such arrangements were terminated; (2) advisory fee equal to .25% of accumulated capital contributions has been adjusted based on contractual arrangements until such time the arrangement was terminated; (3) depreciation expense has been adjusted based on the Company's basis in depreciable assets for the period not owned by the Company using a 27.5 year useful life. Interest expense has been adjusted based on market rates at the time of acquisition available to the Company for properties purchased after completion after August 1, 1996 for the periods not owned by the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         GENERAL There was a significant change in the Company's liquidity during the quarter ended March 31, 1997 as the Company continued to acquire properties. Using the proceeds from its line of credit, the Company acquired 798 apartment units in four residential rental communities during the quarter ended March 31, 1997. These acquisitions brought the total number of residential communities to 44 and the total apartment units owned at March 31, 1997 to 9,831.

         The following is a summary of the properties acquired during the quarter:

Property Name              Date Acquired    Units    Purchase Price          Location
The Arbors at              January 1997     228      $10,875,000           Columbia, SC
   Windsor Apartments
Westchase Apartments       January 1997     352      $11,000,000           Charleston, SC
Paces Arbor Apartments     March 1997       101       $5,588,219           Raleigh, NC
Paces Forest Apartments    March 1997       117       $6,473,481           Raleigh, NC


         NOTES PAYABLE The Company continued to acquire property and finance improvements during the quarter using its unsecured lines of credit with First Union Bank. The balance on the line of credit as of December 31, 1996 was $49,903,000. During the quarter ended March 31, 1997 the Company borrowed an additional $45 million against the lines of credit in conjunction with property acquisitions and improvements and operating purposes (exclusive of the pay-off of the original $85 million line of credit) and repaid $7 million of the balance. As of March 31, 1997, the outstanding debt balance included approximately $87.9 million on the lines of credit and the $5,500,000 unsecured note as discussed in Note 2 to the financial statements.

         CAPITAL REQUIREMENTS The Company has an ongoing commitment to fund it's renovation program for recently acquired property. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1997. However, no material commitments existed on May 1, 1997 for the purchase of additional properties. The source to fund the improvements and acquisitions is from a variety of sources including additional equity generated from the reinvestment of shareholder dividends, cash reserves and debt provided by its line of credit.

         The Company capitalized $5,919,702 of improvements to its various properties during the quarter. It is anticipated that approximately $10 million of additional capital improvements will be completed during the next year on the current portfolio.

         Cash and cash equivalents totaled $4,005,142 at March 31, 1997. During

         January 1997, the Company declared and distributed $7,013,490 (24.9 cents per share) to its shareholders of which $4,041,552 was reinvested in additional shares per the terms of the Company's dividend reinvestment plan.

         In April 1997, the Company issued 4,500,000 shares in a public market offering which represented net proceeds to the Company after underwriting discounts and commissions of $43,942,500. Concurrent with the offering, the Company became listed on the New York Stock Exchange.

         The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

         Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. In general, the company's liquidity and capital resources are expected to be more than adequate to meet it's cash requirements in 1997.

Results of Operations

         INCOME AND OCCCUPANCY The Company's property operations for the three months ended March 31, 1997 reflect the operations from the 40 properties acquired before 1997 and from the 4 properties acquired in 1997 from their respective acquisition dates. The increase in rental income and operating expenses from first quarter 1996 to first quarter 1997 is primarily due to a full quarter of operation of the 1996 acquisitions as well as the incremental effect of the 1997 acquisitions.

         Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first three months increased to $15,023,222 in 1997 from $6,552,688 in 1996. The increase is due to a combination of rental increases and property acquisitions with the latter having the most significant impact. Rental income is expected to increase further as a result of planned improvements, higher occupancies and increased rental rates. The Company's other source of income is the investment of its cash and cash reserves. Interest income for the three months ended March 31, 1997 and 1996 was $3,199 and $76,338, respectively.

         The economic occupancy levels for the Company's properties averaged 92% and 91% at the end of the three months ended March 31, 1997 and 1996, respectively. Overall, average rental rates for the portfolio increased from $504 to $549 per month.

         COMPARABLE PROPERTY OPERATIONS
         On a comparative basis, the nineteen properties acquired prior to 1996 provided rental and operating income of $6,600,542 and $4,009,675, respectively, during the quarter ended March 31, 1997 and $6,084,871 and $3,393,069 in 1996 for the same period. This represents an increase from the quarter ended March 31, 1996 to the quarter ended March 31, 1997 of 8.5% and 18.2%, respectively. The conversion to "self-management" took place in October 1996. Therefore, the actual results for property operations contained a full quarter of management expense in 1996. In order to make a meaningful comparison of operating income for these properties between the quarter ended March 31, 1997 and 1996 property management expenses need to be eliminated from 1996. This adjustment allows for a comparison on a "self-administered" and "self-managed" basis. As adjusted, the properties provided operating income of $4,009,675 and $3,728,635 for the quarter ended March 31, 1997 and 1996. This represents an operating increase of 7.5 %. The eliminated expenses included property management fees of $335,566 for the quarter ended March 31, 1996.

         EXPENSES Total expenses for the first three months increased to $9,810,450 in 1997 from $4,410,259 in 1996 for the same period due largely to the acquisition of properties. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 40% and 45% for the three months ended March 31, 1997 and 1996. This decrease is due to the conversion of the Company to a "self-administered" and "self-managed" REIT. In addition, the Company incurred interest expense of $1,316,464 and $46,880 during the first three months of 1997 and 1996, respectively, which related to borrowings for property acquisitions and improvements.

         Depreciation expense for the first three months has increased to $3,184,003 in 1997 from $1,238,249 in 1996. The increase is due to the 1997 acquisitions and a full three months of depreciation for 1996 acquisitions.


         General and administrative expenses totaled 3% of the total rental income for the quarter ended March 31, 1997 and 4% for the same period in 1996. This percentage is expected to further decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties


         INFLATION The Company does not believe that inflation had any significant impact on the operation of the Company during the three months ended March 31, 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

 Part II, Item 6.  Exhibits and Reports on Form 8-K


   (a)   Exhibits - None


   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 1997, the items reported and the financial statements included in such filings.

   Type and Date
    of Reports               Items Reported          Financial Statements Filed
 Form 8-k dated              2, 7(a), (b), (d)       Historical Statement of Income and Direct
 October 31, 1996                                    Operating Expenses of Greenbrier Apartments
                                                     for the twelve months ended September 31, 1996.

                                                     Historical Statement of Income and Direct
                                                     Operating Expenses of Deerfield Apartments for
                                                     the twelve months ended October 31, 1996.

 Form 8-K/A (date of         7(c), (e), (f)          Historical Statement of Income and Direct
 Original Report:                                    Operating Expenses of Franklin Towers
 October 31, 1996)                                   Apartments for the twelve months ended
                                                     December 31, 1996.

                                                     Historical  Statement of Income and Direct
                                                     Operating Expenses of Westchase  Apartments
                                                     for the twelve months ended December 31, 1996.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE: 5-15-97         BY:      /s/ Stanley J. Olander
                         -----------------------------------
                               Stanley J. Olander
                               Vice President and Treasurer