Form 10-Q
period 1997-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1997-08-14
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At August 1, 1997, there were outstanding 34,232,523 shares of common stock, no par value, of the registrant.

                     CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                    Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Balance Sheets - June 30, 1997                     3
                           and December 31, 1996

                           Statements of Operations -                         4
                           Three months ended June 30, 1997
                           and  June 30, 1996
                           Six months ended June 30, 1997
                           and June 30, 1996

                           Statements of Shareholders' Equity-                5
                           Six months ended June 30, 1997

                           Statements of Cash Flows -                         6
                           Six months ended June 30, 1997
                           and June 30, 1996

                           Notes to Financial Statements                      7

         Item 2.      Management's Discussion and Analysis                   11
                      of Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders .                                     14

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                       15

BALANCE SHEETS (UNAUDITED)
CORNERSTONE REALTY INCOME TRUST, INC.

                                                      June 30,              December 31,
                                                        1997                    1996
                                                        ----                    ----

ASSETS

Investment in Rental Property
Land                                               $ 61,878,788            $ 46,980,280
Building                                            310,333,437             250,705,667
Property improvements                                36,095,652              26,640,085
Furniture and fixtures                                7,915,483               5,389,821
                                                      ---------               ---------

                                                    416,223,360             329,715,853
Less accumulated depreciation                       (19,315,189)            (12,323,037)
                                                    -----------             -----------

                                                    396,908,171             317,392,816
                                                    -----------             -----------

Cash and cash equivalents                             5,263,185               3,182,651
Prepaid expenses                                        602,766                 557,544
Other assets                                          6,691,358               1,737,563
                                                      ---------               ---------

                                                     12,557,309               5,477,758
                                                     ----------               ---------

                                                    $409,465,480            $322,870,574
                                                    ============            ============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                      $ 87,650,147            $ 55,403,000
Accrued payable-related party                         7,558,246               7,297,093
Accounts payable                                      1,172,932               2,087,673
Accrued expenses                                      2,793,708               1,366,853
Rents received in advance                               209,189                 491,928
Tenant security deposits                              1,870,562               1,654,322
                                                      ---------               ---------
                                                    101,254,784              68,300,869

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 34,232,523 shares
   and 28,141,509 shares, respectively              335,509,830             276,269,539
Deferred compensation                                   (44,000)                (55,000)
Distributions greater than net income               (27,255,134)            (21,644,834)
                                                    -----------             -----------

                                                    308,210,696             254,569,705
                                                    -----------             -----------

                                                   $409,465,480            $322,870,574
                                                   ============            ============




See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended                    Six  Months Ended
                                                          June 30,             June 30,         June 30,         June 30,
                                                           1997                 1996             1997             1996
                                                           ----                 ----             ----             ----
REVENUE:
          Rental income                                $ 16,853,615       $  8,666,887       $ 31,876,837      $ 15,219,575
          Other income                                      522,735               --              902,706              --

EXPENSES:
             Utilities                                    1,424,358            816,512          2,847,570         1,457,683
             Repairs and maintenance                      1,758,094            976,477          3,233,953         1,697,353
             Taxes and insurance                          1,437,700            810,823          2,834,559         1,391,073
             Property management fee                           --              451,571               --             801,236
             Property management                          1,445,512            540,210          2,572,591           939,860
             Advertising                                    474,216            244,766            914,638           389,585
             General and administrative                     435,394            315,319            848,229           533,231
             Amortization  and other depreciation            25,824              7,641             33,465            15,282
             Depreciation of rental property              3,773,187          1,465,823          6,957,190         2,704,072
             Other operating                                460,741            106,975            945,020           217,001
             Management contract termination                135,999               --              271,998              --
                                                            -------          ---------            -------         ---------


                       Total expenses                    11,371,025          5,736,117         21,459,213        10,146,376
                                                         ----------          ---------         ----------        ----------

Income before interest  income (expense)                  6,005,325          2,930,770         11,320,330         5,073,199

   Interest  and investment income                          100,641            114,875            103,840           191,213
   Interest expense                                      (1,576,662)          (296,209)        (2,893,126          (343,089)
                                                         ----------           --------         ----------          --------

Net income                                             $  4,529,304       $  2,749,436       $  8,531,044      $  4,921,323
                                                       ============       ============       ============      ============

Net income per share                                   $       0.14       $       0.16       $       0.28      $       0.32
                                                       ============       ============       ============      ============

Weighted average number of shares outstanding            32,139,535         16,926,758         30,210,173        15,435,615
                                                       ============       ============         ==========        ==========

Distributions declared per share                       $       0.25       $      0.248       $       0.50      $      0.496
                                                       ============       ============       ============      ============

See accompanying notes to financial statements.

STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
CORNERSTONE REALTY INCOME TRUST, INC.

                                                                                                    Distributions
                                                                                                      (Greater)          Total
                                                             Number                    Deferred       Less than      Shareholders'
                                                           of Shares       Amount    Compensation    Net Income         Equity
                                                           ---------       ------    ------------    ----------         ------

Balance at December 31, 1996                              28,141,509   $ 276,269,539   ($55,000)   ($ 21,644,834)   $ 254,569,705

Net proceeds from the sale of shares                       5,175,000      49,575,277       --               --         49,575,277
Net income                                                      --              --         --          8,531,044        8,531,044
Cash distributions declared to shareholders
  ($.50 per share)                                              --              --         --        (14,141,344)     (14,141,344)
Shares issued for purchase of Apple Realty
   Group, Inc. contracts                                     150,000       1,650,000       --               --          1,650,000
Amortization of deferred compensation                           --              --       11,000             --             11,000
Shares issued through dividend reinvestment plan             766,014       8,015,014       --               --          8,015,014
                                                             -------       ---------     ------     ------------     ------------

Balance at June 30, 1997                                  34,232,523   $ 335,509,830   ($44,000)   ($ 27,255,134)    $308,210,696
                                                          ==========   =============   ========     ============     ============



See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                Six  Months Ended
                                                                                     June 30
                                                                              1997               1996
                                                                              ----               ----
Cash flow from operating activities:

   Net income                                                            $   8,531,044    $   4,921,323
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                           6,990,655        2,719,354
     Amortization of deferred compensation                                      11,000           11,000
     Amortization of Apple Realty Group contract purchase                      456,000
     Management contract termination                                           271,998
     Changes in operating assets and liabilities:
       Prepaid expenses                                                        (45,222)        (393,914)
       Other assets                                                            335,356         (393,690)
       Accounts payable                                                       (914,741)         (51,185)
       Accrued expenses                                                      1,426,855          458,563
       Rent received in advance                                               (282,739)         (52,135)
       Tenant security deposits                                                216,240          321,469
                                                                               -------          -------

             Net cash provided by  operating activities                     16,996,446        7,540,785

Cash flow from investing activities:

   Acquisitions of rental property                                         (74,526,278)     (80,652,200)
   Capital improvements                                                    (11,981,229)      (7,706,157)
    Purchase of Apple Realty Group contract                                   (350,000)
    Purchasee of Apple Residential Income Trust, Inc. common stock          (3,760,000)
                                                                            ----------      -----------

             Net cash used in investing activities                         (90,617,507)     (88,358,357)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                     164,624,294       49,005,000
   Repayments of short-term borrowings                                    (132,377,147)     (38,100,000)
   Net proceeds from issuance of shares                                     57,595,792       74,528,641
   Increase in commissions payable to underwriters                                --          2,394,759
   Cash distributions paid to shareholders                                 (14,141,344)      (6,122,213)
                                                                           -----------       ----------

             Net cash provided by financing activities                      75,701,595       81,706,187

             Increase  in cash and cash equivalents                          2,080,534          888,615

Cash and cash equivalents, beginning of year                                 3,182,651        7,073,147
                                                                             ---------        ---------

                       Cash and cash equivalents,
                       end of period                                     $   5,263,185    $   7,961,762
                                                                         =============    =============


See accompanying notes to financial statements

                      CORNERSTONE REALTY INCOME TRUST, INC
                    Notes to Financial Statements (Unaudited)

                                  June 30, 1997

(1)  Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K.

          During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share which is effective beginning in the 4th quarter of 1997 and early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the six month period ended June 30, 1997, according to the new statement, would not change materially from the reported amounts.

(2)  Notes Payable

          In January 1997, the Company increased its unsecured line of credit to $85 million. In February 1997, the Company obtained a $100 million unsecured line of credit from a consortium of three banks to fund property acquisitions. The unsecured line of credit was used to repay the outstanding balance of approximately $75 million on the existing line of credit. The new line of credit bears interest at the one-month LIBOR plus 160 basis points. In addition, the Company is obligated to pay the lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. The entire balance is due on March 31, 1998. The Company also obtained a $7.5 million unsecured line of credit for general corporate purposes. This line of credit also bears interest at LIBOR plus 160 basis points and is due on March 31, 1998.

          The Company repaid approximately $50 million on the line during the second quarter using the proceeds of an equity offering that was completed in May 1997. (see Note 3). In addition, the Company borrowed approximately $44.2 million in conjunction with property acquisitions and improvements and operating purposes (exclusive of the pay off of the original $85 million line of credit) against the lines of credit during the quarter ended June 30, 1997. As of June 30, 1997, the interest rate on the $100 million unsecured line of credit was 7.29% and the outstanding balance was approximately $80.8 million. The outstanding balance at June 30, 1997 on the $7.5 million unsecured line of credit was approximately $1.3 million.

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

(3)  Common Stock

          During the quarter ended June 30, 1997, the Company issued 5,175,000 shares in a public market offering which resulted in $49,575,277 net proceeds to the Company, after underwriting discounts and commissions. The Company used the proceeds to pay down its line of credit.

          During the six months ended June 30, 1997, the Company paid distributions of $14,141,344 (50 cents per share) to shareholders. The Company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the Company. During the six months ended June 30, 1997, approximately $7,994,724 was invested in additional shares of the Company through the reinvestment of distributions.

(4)  Related Parties

          Prior to September 30, 1996, the Company operated as an externally advised and externally-managed REIT. Cornerstone Advisors, Inc., served as the advisor, Cornerstone Management Group, Inc. served as the property manager, and property acquisition services were provided by Cornerstone Realty Group, Inc. Glade M. Knight, Chairman and Chief Executive Officer of the Company, held all of the stock of Cornerstone Advisors, Inc., Cornerstone Management Group, Inc. and Cornerstone Realty Group, Inc. (collectively, the External Companies). By agreement Mr. Knight held part of the stock of the External Companies for the account and interest of each of Stanley J. Olander, Jr. (the Company's Chief Financial Officer) and Debra A. Jones (the Company's Chief Operating Officer).

          As of October 1, 1996, the Company entered into a series of related party transactions with the External Companies, the effect of which was to convert the Company into a self-administered and self-managed REIT. The transactions were unanimously approved by the independent members of the Board of Directors.

          The Company during the six months ended June 30, 1996 paid Cornerstone Management Group $ 865,880, Cornerstone Realty Group, Inc., $1,595,513, and Cornerstone Advisors, Inc. $208,922. Due to the Company's conversion from "externally advised" and "externally managed" REIT, these expenses do not exist for the quarter ended June 30, 1997. As a result of this conversion, officers are now employees of the Company and their salaries are included in property management and general and administrative expenses.

          In August 1996, Mr. Knight organized Apple Residential Income Trust, Inc. (Apple) for the purpose of acquiring apartment communities in Texas. On March 1, 1997, the Company, with Apple's approval, entered into subcontract agreements with the entities that provide advisory and property management services whereby the Company will provide advisory and property management services to Apple in exchange for fees and expense reimbursement. The Company is entitled to a property management fee of 5% of the monthly gross revenues of the Apple properties and an advisory fee equal to .1% to .25% of total contributions received by Apple.

          During March 1997, the Company acquired all the assets of Apple Realty Group, Inc. which provided the service of acquiring and disposing of real estate assets held by Apple . The sole asset of the company was the acquisition\disposition agreement with Apple. The Company paid $350,000 in cash and issued common shares valued at $1,650,000. The Company is entitled to a real estate commission equal to 2% of the gross purchase price of Apple's properties. The purchase price of the contract is being amortized over the remaining term of the contract as fees are collected.

          As of June 30, 1997, the Company had earned approximately $902,706 for all of the subcontracted and acquisition related services.

          Apple granted the Company a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions. The Company committed to purchase shares of Apple for approximately $3.76 million which represented approximately 9.5% or 417,778 of the total common shares of Apple outstanding as of March 1, 1997. In April 1997, the Company purchased the common shares of Apple. The Company may with the approval of the board of directors, if the board of directors determine it is in the best interests of the Company and its shareholders, purchase additional common shares of Apple as of the end of each calendar quarter in order to maintain its ownership of approximately 9.5% of the outstanding common shares of Apple. The Board has tentatively resolved to evaluate the feasibility of offering to purchase Apple by the year-end of 1997.

(5) Subsequent Events

          In July, 1997, the Company distributed to its shareholders approximately $8,558,131 (25 cents per share) of which approximately $3,234,139 was reinvested in the purchase of additional shares of the Company.

          During July 1997, the Company purchased Dunwoody Springs Apartments, a 350- unit apartment community located in Fulton County, GA for $15,200,000 .

 .
(6)  Acquisitions (unaudited)

          The following unaudited pro forma information for the six months ended June 30, 1997 and 1996 assumes the property acquisitions made during 1996 and 1997 were made by the Company on January 1, 1996, and is presented as if (a) the Company had qualified as a REIT, distributed all of its taxable income and, therefore incurred no federal income tax expense during the period, and (b) the Company had used proceeds from its best efforts offering for properties acquired before the completion of the offering in July 1996. Properties acquired after the completion of the offering were assumed to be acquired using the Company's line of credit or from proceeds of an equity offering completed in April 1997. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1996 nor does it purport to represent the results of operations for future periods.

                                          Six Months       Six Months
                                            Months           Months
                                            Ended            Ended
                                           6/30/97          6/30/96
                                          --------          --------

         Rental income                 $33,881,850        $28,982,910
         Net income                    $ 9,241,426        $ 6,753,371
         Net income per share                 $.29               $.25


          The pro forma information reflects adjustments for the actual rental income and rental expenses of 20 of 21 1996 acquisitions and 5 of 7 1997 acquisitions for the respective periods in 1997 and 1996 prior to acquisition by the Company. Net income has been adjusted as follows:
          (1) property management expenses equal to 5% of rental income plus $2.50 per apartment per unit per month have been adjusted based on the Company's contractual arrangements until such arrangements were terminated in October 1996; (2) advisory fee equal to .25% of accumulated capital contributions has been adjusted based on contractual arrangements until such time the arrangement was terminated in October 1996; (3) depreciation expense has been adjusted based on the Company's basis in depreciable assets for the period not owned by the Company using a 27.5 year useful life. Interest expense has been adjusted based on market rates at the time of acquisition available to the Company for properties purchased after completion after August 1, 1996 for the periods not owned by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

          GENERAL There was a significant change in the Company's liquidity during the quarter ended June 30, 1997 as the Company continued to acquire properties. During the quarter ended June 30, 1997, the Company issued 5,175,000 shares in a public market offering which resulted in $49,575,277 net proceeds to the Company, after underwriting discounts and commissions. The Company used the proceeds to pay down its line of credit . Using the proceeds from its line of credit, the Company acquired 805 apartment units in three residential rental communities during the quarter ended June 30, 1997. These acquisitions brought the total number of residential communities to 47 and the total apartment units owned at June 30, 1997 to 10,636.

          The following is a summary of the properties acquired during the quarter:

Property Name           Date Acquired   Units   Purchase Price    Location
-------------           -------------   -----   --------------    ---------
Ashley Run Apartments    April  1997     348      $18,000,000     Norcross, GA
Carlyle Apartments       April  1997     243      $11,580,000     Lawrence, GA
The Summit Apartments      May 1997      214       $9,475,000     Charlotte, NC

          NOTES PAYABLE The Company continued to acquire property and finance improvements during the quarter using its unsecured lines of credit with First Union National Bank. The balance on the line of credit as of March 31, 1997 was $87.9 million. During the quarter ended June 30, 1997 the Company borrowed an additional $44.2 million against the lines of credit in conjunction with property acquisitions and improvements and operating purposes and repaid $50 million of the balance. As of June 30, 1997, the outstanding debt balance included approximately $82.1 million on the lines of credit and the $5,500,000 unsecured note as discussed in Note 2 to the financial statements.

          CAPITAL REQUIREMENTS The Company has an ongoing commitment to fund its renovation program for recently acquired property. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1997. However, no material commitments existed on August 1, 1997 for the purchase of additional properties. The source to fund the improvements and acquisitions is from a variety of sources including additional equity generated from the reinvestment of shareholder dividends, cash reserves and debt provided by its line of credit.

          The Company capitalized $11.9 million of improvements to its various properties during the quarter. It is anticipated that some $11 million additional capital improvements will be completed during the next year on the current portfolio

          Cash and cash equivalents totaled $5,263,185 at June 30, 1997. During April 1997, the Company distributed $7,127,854 (25 cents per share) to its shareholders of which $3,953,172 was reinvested in additional shares per the terms of the Company's dividend reinvestment plan.

          The Company has a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions. The Company purchased 417,778 shares of Apple for approximately $3.76 million which represents 6% of the total common shares of Apple outstanding as of June 30, 1997.

          During the quarter ended June 30, 1997, the Company issued 5,175,000 shares in a public market offering which represented net proceeds to the Company after underwriting discounts and commissions of $49,580,778. Concurrent with the offering, the Company became listed on the New York Stock Exchange.

          The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

          Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1997.

Results of Operations

          INCOME AND OCCCUPANCY The Company's property operations for the six months ended June 30, 1997 reflect the operations from the 40 properties acquired before 1997 and from the 7 properties acquired in 1997 from their respective acquisition dates. The increase in rental income and operating expenses from second quarter 1996 to second quarter 1997 is primarily due to a full quarter of operation of the 1996 acquisitions as well as the incremental effect of the 1997 acquisitions.

          Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first six months increased to $31,876,837 in 1997 from $15,219,575 in 1996. The increase is due to a combination of rental increases and property acquisitions with the latter having the most significant impact. Rental income is expected to increase further as a result of planned improvements, higher occupancies and increased rental rates. The Company's other source of income is the investment of its cash and cash reserves. Interest and investment income for the six months ended June 30, 1997 and 1996 was $103,840 and $191,213, respectively. As of June 30, 1997, the Company received approximately $902,706 for all of the subcontracted and acquisition related services from Apple Residential Income Trust, Inc. (see Note 4).

          The economic occupancy levels for the Company's properties averaged 92% and 91% at the end of the six months ended June 30, 1997 and 1996, respectively. Overall, average rental rates for the portfolio increased from $511 to $560 per month.

          COMPARABLE PROPERTY OPERATIONS

          On a comparative basis, the nineteen properties acquired prior to 1996 provided rental and operating income of $6,834,990 and $4,173,379, respectively during the quarter ended June 30, 1997 and $6,258,438 and $3,431,767 in 1996 for the same period. This represents an increase from the quarter ended June 30, 1996 to the quarter ended June 30, 1997 of 9% and 22%, respectively. The conversion to "self-management" took place in October 1996. Therefore, the actual results for property operations contained two full quarters of management expense in 1996. In order to make a meaningful comparison of operating income for these properties between the quarter ended June 30, 1997 and 1996 property management expenses need to be eliminated from 1996. This adjustment allows for a comparison on a "self-administered" and "self-managed" basis. As adjusted, the properties provided operating income of $4,173,379 and $3,780,240 for the quarter ended June 30, 1997 and 1996, respectively. This represents an operating increase of 10.4 %. The eliminated expenses included property management fees of $348,473 for the quarter June 30, 1996.

          EXPENSES Total expenses for the first six months increased to $20,881,049 in 1997 from $10,146,376 in 1996 due largely to the acquisition of properties. The operating expense ratio (the ratio of rental expenses, excluding general and administrative, amortization and depreciation expense, to rental income) was 40% and 45% for the six months ended June 30, 1997 and 1996. In addition, the Company incurred interest expense of $2,893,126 and $343,089 during the first six months of 1997 and 1996, respectively, which related to borrowings for property acquisitions and improvements.

          Depreciation expense for the first six months has increased to $6,957,190 in 1997 from $2,704,072 in 1996. The increase is due to the 1997 acquisitions and a full six months of depreciation for 1996 acquisitions.

          General and administrative expenses totaled 3% of the total rental income for the quarter ended June 30, 1997 and 1996. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties

          INFLATION The Company does not believe that inflation had any significant impact on the operation of the Company during the six months ended June 30, 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

 Part II, Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 6, 1997, the Company held its 1997 Annual Meeting
            of Shareholders in Richmond, Virginia. The sole matter voted upon was the re-election of Stanley J. Olander, Jr. and Martin Zuckerbrod as directors. Messrs. Olander and Zuckerbrod were re-elected as directors. The terms of Glade M. Knight, Glenn
            W. Bunting, Jr., Leslie A. Grandis, Penelope W. Kyle and
            Harry S. Taubenfeld as directors continued after the meeting.

 Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - None

   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 1997, the items reported and the financial statements included in such filings.

   Type and Date
     of Reports         Items Reported       Financial Statements Filed
   --------------       --------------       ---------------------------
  Form 8-K dated        2                    None
  March 27, 1997

  Form 8-K/A (date of   7(a),(b), (c), (d)   Historical Statement of Income
  Original Report:                           and Direct Operating Expenses
  March 27, 1997)                            of Paces Arbor Apartments for
                                             the twelve months ended
                                             February 28, 1997.

                                             Historical Statement of Income
                                             and Direct Operating Expenses
                                             of Paces Forest Apartments for
                                             the twelve months ended
                                             February 28, 1997.

                                             Historical Statement of Income
                                             and Direct Operating Expenses
                                             of Carlyle Club Apartments for
                                             the twelve months ended March
                                             31, 1997.

                                             Historical Statement of Income
                                             and Direct Operating Expenses
                                             of Ashley Run Apartments for
                                             the twelve months ended March
                                             31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Cornerstone Realty Income Trust, Inc.
                                     (Registrant)

DATE:  8/14/97                               BY:   /s/ Stanley J. Olander
                                                ----------------------------
                                                Stanley J. Olander
                                                Vice President and Treasurer