Form 10-Q
period 1997-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1997-11-14
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from _____ to _______

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At November 1, 1997, there were outstanding 35,510,327 shares of common stock, no par value, of the registrant.




                                       CORNERSTONE REALTY INCOME TRUST, INC.
                                                     FORM 10-Q

                                      INDEX

                                                                                        Page Number
                                                                                      ---------------
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Balance   Sheets  -                                                3
                           September 30, 1997
                           and December 31, 1996

                           Statements of Operations -                                         4
                           Three months ended September 30, 1997
                           and September 30, 1996
                           Nine months ended September 30, 1997
                           and September 30, 1996

                           Statements of Shareholders'Equity -                                5
                           Nine months ended September 30, 1997

                           Statements of Cash Flows -                                         6
                           Nine months ended September 30, 1997
                           and September 30, 1996

                           Notes to Financial Statements                                      7


         Item 2.      Management's Discussion and Analysis                                   11
                      of Financial Condition and Results of
                      Operations

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                                       15




BALANCE SHEETS (UNAUDITED)
CORNERSTONE REALTY INCOME TRUST, INC.


                                                          September 30,                                December 31,
                                                               1997                                        1996
                                                        --------------------                       ----------------------


ASSETS

Investment in Rental Property
Land                                                            $71,036,623                                  $46,980,280
Building                                                        335,213,546                                  250,705,667
Property improvements                                            41,001,548                                   26,640,085
Furniture and fixtures                                            9,371,445                                    5,389,821
                                                        --------------------                       ----------------------

                                                                456,623,162                                  329,715,853
Less accumulated depreciation                                   (23,166,762)                                 (12,323,037)
                                                        --------------------                       ----------------------

                                                                433,456,400                                  317,392,816

Cash and cash equivalents                                         4,449,850                                    3,182,651
Prepaid expenses                                                    360,794                                      557,544
Other assets                                                      7,025,480                                    1,737,563
                                                        --------------------                       ----------------------

                                                                 11,836,124                                    5,477,758
                                                        --------------------                       ----------------------

                                                               $445,292,524                                 $322,870,574
                                                        ====================                       ======================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                  $123,290,147                                  $55,403,000
Accrued payable-related party                                        -                                         7,297,093
Accounts payable                                                    891,385                                    2,087,673
Accrued expenses                                                  3,190,719                                    1,366,853
Rents received in advance                                           237,034                                      491,928
Tenant security deposits                                          1,878,969                                    1,654,322
                                                        --------------------                       ----------------------
                                                                129,488,254                                   68,300,869

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 35,250,151 shares
   and 28,141,509 shares, respectively                          346,306,618                                  276,269,539
Deferred compensation                                               (38,503)                                     (55,000)
Distributions greater than net income                           (30,463,845)                                 (21,644,834)
                                                        --------------------                       ----------------------

                                                                315,804,270                                  254,569,705
                                                        --------------------                       ----------------------

                                                               $445,292,524                                 $322,870,574
                                                        ====================                       ======================










See accompanying notes to financial statements.



CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                           Three Months Ended
                                                                   September 30,        September 30,
                                                                        1997                 1996
                                                                ------------------------------------------


REVENUE:
          Rental income                                             $18,354,354           11,495,302
          Other income                                                  573,335               -

EXPENSES:
           Utilities                                                  1,625,542            1,129,869
           Repairs and maintenance                                    1,985,245            1,421,862
           Taxes and insurance                                        1,555,647              960,371
           Property management                                        1,547,383            1,217,194
           Advertising                                                  500,010              376,436
           General and administrative                                   404,663              315,135
           Amortization  and other depreciation                          24,751                7,641
           Depreciation of rental property                            3,834,463            2,451,036
           Other operating                                              130,227              144,429
           Management contract termination                              141,754                 -
                                                                ------------------------------------------


                                             Total expenses          11,749,685            8,023,973
                                                                ------------------------------------------

Income before interest  income (expense)                              7,178,004            3,471,329

   Interest  and investment income                                      106,107               46,438
   Interest expense                                                  (1,947,265)            (211,559)
                                                                ------------------------------------------

Net income                                                           $5,336,846           $3,306,208
                                                                ==========================================

Net income per share                                                      $0.15                $0.15
                                                                ==========================================

Weighted average number of shares outstanding                        34,480,183           22,542,727
                                                                ==========================================

Distributions declared per share                                 $         0.25           $    0.248
                                                                ==========================================






CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                    Nine Months Ended
                                                             September 30,       September 30,
                                                                 1997                 1996
                                                           ------------------------------------


REVENUE:
          Rental income                                     $50,231,191       $26,714,877
          Other income                                        1,476,041            -

EXPENSES:
           Utilities                                          4,473,112         2,587,552
           Repairs and maintenance                            5,219,198         3,119,215
           Taxes and insurance                                4,390,206         2,351,444
           Property management                                4,119,974         2,961,518
           Advertising                                        1,414,648           766,021
           General and administrative                         1,252,892           833,084
           Amortization  and other depreciation                  58,216            22,923
           Depreciation of rental property                   10,791,653         5,155,108
           Other operating                                    1,075,247           373,484
           Management contract termination                      413,752              -
                                                           ------------------------------------


                                             Total expenses  33,208,898        18,170,349
                                                           ------------------------------------

Income before interest  income (expense)                     18,498,334         8,544,528

   Interest  and investment income                              209,947           237,651
   Interest expense                                          (4,840,391)         (554,648)
                                                           ------------------------------------

Net income                                                  $13,867,890        $8,227,531
                                                           ====================================

Net income per share                                              $0.44             $0.46
                                                           ====================================

Weighted average number of shares outstanding                31,672,928        17,696,096
                                                           ====================================

Distributions declared per share                             $     0.75        $     0.74
                                                           ====================================




See accompanying notes to financial statements.



STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
CORNERSTONE REALTY INCOME TRUST, INC.


                                                                       Number                                     Deferred
                                                                     of Shares               Amount             Compensation
                                                                   --------------------------------------------------------------

Balance at December 31, 1996                                         28,141,509           $276,269,539           ($55,000)

Net proceeds from the sale of shares                                  5,177,772             49,437,926               -
Net income                                                                -                     -                    -
Cash distributions declared to shareholders ($.75  per share)             -                     -                    -
Shares issued for purchase of  Apple Realty Group, Inc. contracts       150,000              1,650,000               -
Shares issued in connection with management termination contract        700,000              7,700,000               -
Amortization of deferred compensation                                     -                     -                  16,497
Shares issued through dividend reinvestment plan                      1,080,870             11,249,153               -
                                                                   --------------------------------------------------------------

Balance at September 30, 1997                                        35,250,151           $346,306,618              ($38,503)
                                                                   ==============================================================







STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
CORNERSTONE REALTY INCOME TRUST, INC.
                                                                       Distributions
                                                                        (Greater)            Total
                                                                       Less than        Shareholders'
                                                                      Net Income            Equity
                                                                   -------------------------------------


Balance at December 31, 1996                                         ($21,644,834)        $254,569,705

Net proceeds from the sale of shares                                       -                49,437,926
Net income                                                             13,867,890           13,867,890
Cash distributions declared to shareholders ($.75  per share)         (22,686,901)         (22,686,901)
Shares issued for purchase of  Apple Realty Group, Inc. contracts          -                 1,650,000
Shares issued in connection with management termination contract           -                 7,700,000
Amortization of deferred compensation                                      -                    16,497
Shares issued through dividend reinvestment plan                           -                11,249,153
                                                                   -------------------------------------

Balance at September 30, 1997                                         ($30,463,845)        $315,804,270
                                                                   =====================================







See accompanying notes to financial statements.




CORNERSTONE REALTY INCOME TRUST, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                    Nine  Months Ended
                                                                                                        September 30,
                                                                                            1997                     1996
                                                                               -----------------------------------------------------


Cash flow from operating activities:

   Net income                                                                           $13,867,890               $8,227,531
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                       10,849,869                5,178,031
     Amortization of deferred compensation                                                   16,497                   16,500
     Amortization of Apple Realty Group contract purchase                                   626,000
     Management contract termination                                                        402,907
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                     196,750                 (460,067)
       Other assets                                                                        (160,061)                (718,133)
       Accounts payable                                                                  (1,196,288)                 122,654
       Accrued expenses                                                                   1,823,866                1,304,402
       Rent received in advance                                                            (254,894)                 102,236
       Tenant security deposits                                                             224,647                  737,891
                                                                               ---------------------            -----------------

                         Net cash provided by  operating activities                      26,397,183               14,511,045

Cash flow from investing activities:

   Acquisitions of rental property                                                     (108,564,222)            (152,147,269)
   Capital improvements                                                                 (18,343,087)             (13,772,619)
    Purchase of Apple Realty Group contract                                                (350,000)                  -
    Purchase of Apple Residential Income Trust, Inc.  common stock                       (3,760,000)                  -
                                                                               ---------------------            -----------------

                         Net cash used in investing activities                         (131,017,309)            (165,919,888)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                  209,187,294               122,112,144
   Repayments of short-term borrowings                                                 (141,300,147)             (103,812,144)
   Net proceeds from issuance of shares                                                  60,687,079               140,550,493
   Increase (decrease) in commissions payable to underwriters                                -                         (6,787)
   Cash distributions paid to shareholders                                              (22,686,901)              (10,314,239)
                                                                               ---------------------            -----------------

                         Net cash provided by financing activities                      105,887,325                148,529,467

                         Increase  in cash and cash equivalents                           1,267,199                (2,879,376)

Cash and cash equivalents, beginning of year                                              3,182,651                  7,073,147
                                                                               ---------------------            -----------------

                                             Cash and cash equivalents,
                                             end of period                               $4,449,850                 $4,193,771
                                                                               =====================            =================















See accompanying notes to financial statements

                           CORNERSTONE REALTY INCOME TRUST, INC
                    Notes to Financial Statements (Unaudited)
                               September 30, 1997

(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K.

          During the first quarter of 1997, the Financial Accounting Standards Board issued a new statement on the calculation of earnings per share which is effective beginning in the 4th quarter of 1997 and early adoption is prohibited. Under the new statement, primary and fully dilutive earnings per share are replaced with basic and diluted earnings per share. The Company's basic earnings per share for the nine month period ended September 30, 1997, according to the new statement, would not change materially from the reported amounts.

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 in 1998. SFAS No. 131 will not have any impact on the financial results or financial condition of the Company, but will result in certain changes in required disclosures of segment reporting.

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

(2)  Notes Payable

         In January 1997, the Company increased its unsecured line of credit to $85 million. In February 1997, the Company obtained a $100 million unsecured line of credit from a consortium of three banks to fund property acquisitions. The unsecured line of credit was used to repay the outstanding balance of approximately $75 million on the existing line of credit. The new line of credit bears interest at the one-month LIBOR plus 160 basis points. In addition, the Company is obligated to pay the lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. The entire balance is due on March 31, 1998. The Company also obtained a $5 million unsecured line of credit for general corporate purposes. This line of credit also bears interest at LIBOR plus 160 basis points and is due on March 31, 1998. The Company obtained a temporary $30 million unsecured line of credit to fund property acquisitions which bears the same terms as the $100 million unsecured line of credit and expires on November 1, 1997. At September 30, 1997, borrowings under these agreements were $118 million.

         In October, 1997, the Company obtained a $175 million unsecured line of credit from a consortium of six banks to fund property acquisitions. The unsecured line of credit was used to repay the outstanding balance of approximately $118. The new line of credit bears interest at the LIBOR plus 120 basis points. In addition, the Company is obligated to pay lenders a quarterly commitment fee equal to .20% per annum of the unsecured portion of the line. The entire balance is due on October 30, 2000. As of November 1, 1997, the outstanding balance on the new line of credit was $144 million.

         As of September 30, 1997, the interest rate on the $100 million unsecured line of credit was 7.2562% and the outstanding balance was approximately $80.8 million. The outstanding balance at September 30, 1997 on the $5 million unsecured line of credit was approximately $1.3 million.

(3)  Related Parties

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

         The Company during the nine months ended September 30,1996 paid Cornerstone Management Group $ 1,226,873, Cornerstone Realty Group, Inc., $1,957,624, And Cornerstone Advisors, Inc. $295,759. Due to the Company's conversion from "externally advised" and "externally managed" REIT, these expenses do not exist for the quarter ended September 30, 1997. As a result of this conversion, officers are now employees of the Company and their salaries are included in property management and general and administrative expenses.

         In August 1996, Mr. Knight organized Apple Residential Income Trust, Inc. (Apple) for the purpose of acquiring apartment communities in Texas. On March 1, 1997, the company, with Apple's approval, entered into subcontract agreements with the entities that provide advisory and property management services whereby the Company will provide advisory and property management services to Apple in exchange for fees and expense reimbursement. The Company is entitled to a property management fee of 5% of the monthly gross revenues of the Apple properties and an advisory fee equal to .1% to 25% of total contributions received by Apple.

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

         As of September 30, 1997, the Company had earned approximately $1,476,041 for all of the subcontracted and acquisition related services.

         Apple granted the Company a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions. In April, the Company committed to purchase shares of Apple for approximately $3.76 million which represented approximately 9.5% or 417,778 of the total common shares of Apple outstanding as of March 1, 1997. The Company may with the approval of the board of directors, if the board of directors determine it is in the best interests of the Company and its shareholders, purchase additional common shares of Apple as of the end of each calendar quarter in order to maintain its ownership of approximately 9.5% of the outstanding common shares of Apple. The Board will evaluate the feasibility of offering to purchase Apple from time to time.

(4) Subsequent Events

         In October, 1997, the Company distributed to its shareholders approximately $8,637,969 (25 cents per share) of which approximately $2,942,602 was reinvested in the purchase of additional shares of the Company.

         During October 1997, the Company purchased Sterling Place Apartments, a 136-unit apartment community and Sterling Arbor Apartments, 180-unit apartment community . Both properties are located in Raleigh, North Carolina. Their purchase prices were $7.9 million and $9.8 million, respectively. In addition, the Company purchased Barrington Parc Apartments, a 188-unit apartment community located in Gwinnett County, Georgia (a suburb of Atlanta) for a purchase price of $7.85 million.
 .

(5)  Acquisitions (unaudited)

         The following unaudited pro forma information for the nine months ended September 30, 1997 and 1996 assumes the property acquisitions made during 1996 and 1997 were made by the Company on January 1, 1996, and is presented as if (a) the Company had qualified as a REIT, distributed all of its taxable income and, therefore incurred no federal income tax expense during the period, and (b) the Company had used proceeds from its best efforts offering for properties acquired before the completion of the offering in July 1996. Properties acquired after the completion of the offering were assumed to be acquired using the Company's line of credit or from proceeds of an equity offering completed in April 1997. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1996 nor does it purport to represent the results of operations for future periods.

                                           Nine Months            Nine Months
                                             Ended                    Ended
                                            9/30/97                  9/30/96

         Rental income                     $55,685,686            $47,231,712
         Net income                        $15,247,311            $11,098,486
         Net income per share                     $.44                   $.38


         The pro forma information reflects adjustments for the actual rental income and rental expenses of 20 of 21 1996 acquisitions and 7 of 10 1997 acquisitions for the respective periods in 1997 and 1996 prior to acquisition by the Company. Net income has been adjusted as follows:
         (1) property management expenses equal to 5% of rental income plus $2.50 per apartment per unit per month have been adjusted based on the Company's contractual arrangements until such arrangements were terminated in October 1996; (2) advisory fee equal to .25% of accumulated capital contributions has been adjusted based on contractual arrangements until such time the arrangement was terminated in October 1996; (3) depreciation expense has been adjusted based on the Company's basis in depreciable assets for the period not owned by the Company using a 27.5 year useful life

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         INCOME AND OCCUPANCY The Company's property operations for the three and nine months ended September 30, 1997 reflect the operations from the 40 properties acquired before 1997 and from the 10 properties acquired in 1997 from their respective acquisition dates. The increase in rental income and operating expenses from third quarter 1996 to third quarter 1997 is primarily due to a full quarter of operation of the 1996 acquisitions as well as the incremental effect of the 1997 acquisitions.

         Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first nine months increased to $50,231,191 in 1997 from $26,714,877 in 1996. Rental income for the quarter ended September 30, increased from $11,495,302 in 1996 to $18,354,354 in 1997. The increase is due to a combination of rental increases and property acquisitions with the latter having the most significant impact. Rental income is expected to increase further as a result of planned improvements, higher occupancies and increased rental rates. The Company's other source of income is the investment of its cash and cash reserves. Interest and investment income for the nine months ended September 30, 1997 and 1996 was $209,947 and $237,651, respectively and $106,107 and $46,438 for the three months ended September 30, 1997 and 1996, respectively. For the three months and nine months ended September 30, 1997, the Company received approximately $573,335 and $1,476,041, respectively, for all of the subcontracted and acquisition related services from Apple Residential Income Trust, Inc. (see Note 3).

         The economic occupancy levels for the Company's properties averaged 93% and 92% at the end of the nine months ended September 30, 1997 and 1996, respectively and 94% and 93% for the three months ended September 30, 1997 and 1996, respectively. Overall, average rental rates for the portfolio increased from $517 to $529 per month for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996, the average rental rates increased from $533 to $564.

         COMPARABLE PROPERTY OPERATIONS
         On a comparative basis, the nineteen properties acquired prior to 1996 provided rental and operating income of $7,003,573 and $4,225,595, respectively during the quarter ended September 30, 1997 and $6,596,781 and $3,658,228 in 1996 for the same period. This represents an increase from the quarter ended September 30, 1996 to the quarter ended September 30, 1997 of 6% and 16%, respectively. For the nine months ended September 30, 1997, these properties provided rental and operating income of $20,439,105 and $12,408,649, respectively, and $18,940,090 and $10,583,064 in 1996 for the same period. This represents an increase from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 of 8% and 9%, respectively. The conversion to "self-management" took place in October 1996. Therefore, the actual results for property operations contained nine months of management expense in 1996. In order to make a meaningful comparison of operating income for these properties between the three and nine months ended September 30, 1997 and 1996 property management expenses need to be eliminated from 1996. This adjustment allows for a comparison on a "self-administered" and "self-managed" basis. As adjusted, the properties provided operating income of $4,225,595 and $3,898,009 for the quarter ended September 30, 1997 and 1996, respectively, and $12,408,649 and $11,406,884 for the nine months ended September 30, 1997 and 1996, respectively. This represents an increase in operating income of 8.4 % and 8.8% for the quarter and nine months ended, respectively. The eliminated expenses included property management fees of $239,781 for the quarter September 30, 1996 and $932,820 for the nine months ended September 30, 1996.

         EXPENSES Total expenses for the first nine months increased to $33,208,898 in 1997 from $18,170,349 in 1996 and for the three months ended increased to $11,749,685 in 1997 from $8,023,973 in 1996. The increases are due largely to the acquisition of properties. The operating expense ratio (the ratio of rental expenses, excluding management contract termination, general and administrative, amortization and depreciation expense, to rental income) was 41% and 46% for the nine months ended September 30, 1997 and 1996, respectively, and 40%and 46% for the quarter ended September 30, 1997 and 1996, respectively. In addition, the Company incurred interest expense of $4,840,391 and $554,648 during the first nine months of 1997 and 1996, respectively, and $1,947,265 and $211,559 during the three months ended September 30, 1997, respectively, which related to borrowings for property acquisitions and improvements. The increase in interest expense is primarily attributable to increases in average borrowings.

         Depreciation expense for the first nine months has increased to $10,791,653 in 1997 from $5,155,108 in 1996. The increase is due to the
         1997 acquisitions and a full nine months of depreciation for 1996 acquisitions. For the quarter ended September 30, 1997 and 1996, depreciation expense has increased from $2,451,036 to $3,834,463 for the same reasons.

         General and administrative expenses totaled 2% of the total rental income for the three months ended and nine months ended September 30, 1997 and 3% for the same period in 1996. This percentage is expected to decrease as the Company's asset base and rental income grow. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.


Liquidity and Capital Resources

         GENERAL There was a significant change in the Company's liquidity during the nine months ended ended September 30, 1997 as the Company continued to acquire properties. Using the proceeds from its line of credit, the Company acquired 2,385 apartment units in eight residential rental communities during the nine months ended September 30, 1997. These acquisitions brought the total number of residential communities to 48 and the total apartment units owned at September 30, 1997 to 11,418.



             The following is a summary of the properties acquired during 1997:

Property Name                                Date Acquired      Units      Purchase Price        Location
The Arbors at Windsor Lake
    Apartments                              January 1997         228       $10,875,000           Columbia, SC
 Westchase Apartments                       January 1997         352       $11,000,000           Charleston, SC
 Paces Arbor Apartments                     March 1997           101       $ 5,588,219           Raleigh, NC
 Paces Forest Apartments                    March  1997          117       $ 6,473,481           Raleigh, NC
 Ashley Run Apartments                      April   1997         348       $18,000,000           Norcross, GA
 Carlyle Apartments                         April  1997          243       $11,580,000           Lawrence, GA
 Charleston Place Apartments                May 1997             214       $ 9,475,000           Charlotte, NC
 Italian Village Apartments                 August  1997         204       $ 7,425,000           Charlotte, NC
 Dunwoody Springs Apartments                July 1997            350       $15,200,000           Dunwoody, GA
 Clarion Crossing Apartments                September 1997       228       $10,600,000           Raleigh, NC



         NOTES PAYABLE The Company continued to acquire property and finance improvements during the quarter using its unsecured lines of credit with the consortium of banks. The balance on the line of credit as of June 30, 1997 was $82.1 million. During the quarter ended September 30, 1997 the Company borrowed an additional $44.6 million against the lines of credit in conjunction with property acquisitions and improvements and operating purposes and repaid $9 million of the balance. As of September 30, 1997, the outstanding debt balance included approximately $117.8 million on the lines of credit and the $5,500,000 unsecured note as discussed in Note 2 to the financial statements.

         CAPITAL REQUIREMENTS The Company has an ongoing commitment to fund its renovation program for recently acquired property. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1997. However, no material commitments existed on November 1, 1997 for the purchase of additional properties. The source to fund the improvements and acquisitions is from a variety of sources including additional equity generated from the reinvestment of shareholder dividends, cash reserves and debt provided by its line of credit.

         The Company capitalized $18.3 million of improvements to its various properties during the year. It is anticipated that some $13 million additional capital improvements will be completed during the next year on the current portfolio.

         The Company has a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions. The Company purchased 417,778 shares of Apple for approximately $3.76 million which represents 5% of the total common shares of Apple outstanding as of September 30, 1997.

         During May 1997, the Company issued 5,175,000 shares in a public market offering which represented net proceeds to the Company after underwriting discounts and commissions of $49,580,778. Concurrent with the offering, the Company became listed on the New York Stock Exchange.

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

         INFLATION The Company does not believe that inflation had any significant impact on the operation of the Company during the nine months ended September 30, 1997. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be offset by increases in rental income. Inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

 Part II, Item 6.  Exhibits and Reports on Form 8-K


   (a)   Exhibits - None


   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 1997, the items reported and the financial statements included in such filings.



         Type and Date
          of Reports                      Items Reported        Financial Statements Filed


         Form 8-K dated May 14, 1997      2, 7(a), (d)          Historical Statement of Income and Direct
                                                                Operating Expenses of Charleston Place
                                                                Apartments for the twelve months ended
                                                                April 30, 1997.

         Form 8-K/A (date of              7(b), (c), (d)        Historical Statement of Income and Direct
         Original Report:                                       Operating Expenses of Dunwoody
         May  14, 1997)                                         Apartments for the twelve months ended
                                                                June 30, 1997.

         Form 8-K/A (date of              7(c)                  None
         Original Report:
         (March 27, 1997)

         Form 8-K dated                   2                     None
         August 28, 1997



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE:  11/11/97                           BY:      /s/ Stanley J. Olander
                                                   ----------------------
                                                   Stanley J. Olander
                                                   Vice President and
                                                   Chief Financial Officer