Form 10-K
period 1997-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1998-03-30
CIK 854875

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended     Commission File Number
             December 31, 1997                      1-12875

                     CORNERSTONE REALTY INCOME TRUST, INC.
            (Exact name of registrant as specified in its charter)

                  VIRGINIA                           54-1589139
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification Number)

                306 EAST MAIN STREET
                    RICHMOND, VA                     23219
       (Address of principal executive offices)     (Zip Code)

                                (804) 643-1761
             (Registrant's telephone number, including area code)
              --------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED:
-------------------               --------------------------------------
Common shares, no par value       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                           Common shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Based on the closing sales price of March 1, 1998, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $429,495,753*.

On March 1, 1998, there were approximately 35,750,753 common shares outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

----------
* In determining this figure, the Company has assumed that all of its officers and directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's current report on Form 8-K dated October 31, 1996 referred to in Part I.

The portions of the registrant's current report on Form 8-K dated March 27, 1997 referred to in Part I.

The portions of the registrant's current report on Form 8-K dated May 14, 1997 referred to in Part I.

The portions of the registrant's current report on Form 8-K dated August 28, 1997 referred to in Part I.

The portions of the registrant's current report on Form 8-K dated September 30, 1997 referred to in Part I.

The portions of the registrant's current report on Form 8-K dated October 31, 1997 referred to in Part I.

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1997 referred to in Part II.

The registrant's Proxy Statement dated April 3, 1998, referred to in Part III.


INTRODUCTION

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated lower expenses from the Company's conversion to self-administration, anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's ownership of stock in Apple Residential Income Trust, Inc. ("Apple") and the acquisition, advisory and property management services provided to Apple. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, the properties or Apple, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust ("REIT") involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

                                    PART I
                                    ------

ITEM 1. BUSINESS

     Cornerstone Realty Income Trust, Inc. (together with its subsidiary, the "Company"), a Virginia corporation, was incorporated in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental property commenced on June 1, 1993. The business of the Company is to acquire and operate existing residential apartment complexes located in the mid-Atlantic and southeastern United States. The Company owned fifty-one properties comprising 11,922 apartment units within that region as of December 31, 1997. The Company's property acquisitions are described in Item 2 of this report, which is hereby incorporated herein by reference. Currently, Cornerstone Realty Income Trust, Inc. owns directly all of its properties other than those in North Carolina, and those in North Carolina are owned by CRIT-NC, LLC, a Virginia limited liability company organized in December 1997 that is wholly-owned by Cornerstone Realty Income Trust, Inc.

     The Company, a self-administered and self-managed equity REIT headquartered in Richmond, Virginia, is a fully integrated real estate organization with expertise in the management, acquisition and renovation of apartment communities.The Company maintains an intense focus on the operations of its properties to generate consistent, sustained growth in net operating income ("NOI"), which it believes is the key to growing funds from operations per common share. The Company believes that successful implementation of this strategy will allow it to continue to increase its NOI from its apartment portfolio. Through renovation and enhanced property management of the apartment communities, the Company strives to increase cash flows, thereby adding value to the underlying real estate.

The Company's objective is to increase distributable cash flow and common share value by:

- Increasing rental rates, maintaining high economic occupancy rates, and controlling costs at the properties; and

- Acquiring additional properties at attractive prices that provide the opportunity to improve operating performance through the application of the Company's management, marketing and renovation programs.

     The Company has seven regional property management offices, located in Blacksburg and Virginia Beach, Virginia; Raleigh, Charlotte and Wilmington, North Carolina; Columbia, South Carolina; and Atlanta, Georgia. The Company currently has approximately 400 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems. The Company's executive officers have substantial experience with apartment properties, having been responsible for the management, acquisition and renovation of more than 20,000 apartment units over the last 24 years using the strategies and techniques described below. The Company's top three executive officers have an average of approximately 16 years each in the management, acquisition and renovation of residential apartment communities.

GROWTH THROUGH MANAGEMENT AND LEASING

     The Company seeks to increase net operating income through active property management, which includes keeping rental rates at or above market levels, maintaining high economic occupancy through tenant retention, creating a property identity and effectively marketing each property, and controlling operating expenses at the property level.

     Management develops the overall management and leasing strategy, including goals and budgets, for each property. In order to achieve each property's objectives, management delegates significant decision-making responsibility to regional and on-site employees, thereby instilling in its employees a sense of ownership of their property. Management believes that this strategy is an effective way to maximize each property's potential. In order to achieve desired results, the Company emphasizes training for its on-site employees as well as raising rents to be at or above the market for comparable properties. The Company also ties on-site employees' bonuses to both net operating income targets established for their respective properties and the Company's overall financial performance.

     Management believes that tenant retention is critical to generating net operating income growth. Tenant retention maintains or increases economic occupancy and minimizes the costs associated with preparing apartments for new occupants. The Company employs one person at each property who has a primary focus on tenant retention. The tenant retention specialist's objective is to make tenants feel at home in the community through personal attention, which includes organizing social functions and activities as well as responding promptly to any tenant problems that may arise in conjunction with the apartment or community. The Company's philosophy is to market its properties continually to existing tenants in order to achieve a low turnover rate. The Company believes that the turnover rate of its properties is below the average turnover rate for comparable apartment communities.

     The Company seeks to create a unique identity for each property by emphasizing curb appeal, signage, and attractive common area facilities, such as clubhouses and swimming pools. The Company has upgraded or renovated many of the properties' common area facilities after acquisition. Each property is marketed as a "Cornerstone Community" but typically has an individual property name tied to a local theme. Each property has a dedicated on-site marketing person whose responsibility is to position and market the property within the local community through such activities as media advertising, on-site promotional events and personal calls to local businesses.

     Operating expenses are controlled at each property by setting budgets at the corporate level and requiring that any expense over budget at a property be approved by management. Purchase discounts are sought at both the corporate level and locally in those areas where the Company has a significant presence. All contracts for goods and services are re-bid annually to ensure competitive pricing. The Company has a preventive maintenance program and the ability to perform work using in-house personnel, which helps the Company to reduce expenses at the properties. For example, the maintenance manager at each property is qualified to perform HVAC and plumbing work which otherwise would be contracted outside the Company.

GROWTH THROUGH ACQUISITIONS, RENOVATIONS AND EXPANSION

     The Company seeks to generate growth in net operating income through acquisitions by: (i) acquiring under-performing assets at less than replacement cost; (ii) correcting operational problems; (iii) making selected renovations;
(iv) increasing economic occupancy; (v) raising rental rates; (vi) implementing cost controls; and (vii) providing enhanced property and centralized management. In markets that it targets for acquisition opportunities, the Company attempts to gain a significant local presence in order to achieve operating efficiencies. In analyzing acquisition opportunities, the Company considers acquisitions of property portfolios as well as individual properties.

     The Company has demonstrated an ability to grow through acquisitions. The Company's first two properties were acquired in June of 1993. At December 31, 1997, the Company owned and operated 51 apartment communities.

     The Company analyzes specific criteria in connection with a proposed acquisition. These criteria include: (i) the market in which a property is located and whether it has a diversified economy, stable employment base and increasing average household income; (ii) the property's current and projected cash flow and the ability to increase net operating income; (iii) the condition and design of the property and whether the property can benefit from renovations; (iv) historical and projected occupancy rates; (v) geographic location in light of the Company's diversification objectives; and (vi) the purchase price of the property as it relates to the cost of new construction.

     The Company believes it has been and will be able to purchase properties at less than replacement cost because of the presence of deferred maintenance, management neglect, or prior owner's financial distress. Upon acquisition, the Company seeks to improve both operating results and property identity through a 24-month renovation policy that includes selective renovations such as new roofs, new exterior siding, exterior painting, clubhouse renovation and construction, and interior refurbishment. The Company has invested in renovations to its properties approximately $23 million in 1997, approximately $19.0 million in 1996, approximately $7.1 million in 1995, and approximately $6.1 million in 1994. To date, these actions have permitted the Company to increase rental rates and improve economic occupancy rates at the properties.

     Because the Company has grown and plans to continue to grow through property acquisitions, management has created a system establishing "Takeover Teams" to provide immediate transitional management and leasing services to newly-acquired properties and to implement quickly the Company's operational programs and policies. A Takeover Team consists of senior property management personnel as well as marketing and maintenance specialists from other communities owned by the Company. The Takeover Team remains at a property until the Company's management and leasing programs have been installed and the new on-site team is fully operational. Typically, this process takes two to four weeks to complete.

     The Company has made, and may in the future make, acquisitions of established apartment communities involved in foreclosure proceedings. In this situation, the Company seeks properties that have below market-rate leases, correctable vacancy problems or inefficient property management. The Company also may make acquisitions of properties from over-leveraged owners of properties, governmental regulatory authorities, lending institutions that have taken control of such properties, mortgagees-in-possession and, possibly, through bankruptcy reorganization proceedings.

     If sufficient tenant demand exists and suitable land is available, the Company may construct additional apartment units on land adjacent to certain properties. The Company believes that its successful experience with large-scale property renovation will also permit strategic and cost-effective property expansion. It is the Company's policy to acquire such additional apartment units on a "turn-key" basis from a third party contractor, thereby minimizing the risks normally associated with development and lease-up.

     Currently, the Company has planned expansion projects for two existing properties: Glen Eagles and The Meadows. Glen Eagles is a 166-unit apartment community located in Winston-Salem, North Carolina. The land adjacent to the community will accommodate approximately 220 additional apartment units that can be served by existing amenities. At The Meadows, a 176-unit community in Asheville, North Carolina, there is additional land for approximately 250 additional apartment units. The Company has acquired these parcels and transferred them to a developer for construction and lease-up of the additional apartment units with the agreement that the developer will transfer the completed apartment units back to the Company. The Company does not have interests in any land adjacent to any other properties it now owns, but may acquire land or options to acquire land of this type adjacent to other properties it may acquire in the future.

FINANCING POLICY

     The Company's objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares (or preferred shares, if authorized in the future), the Company may obtain lines of credit or other unsecured borrowings. The Company is also not precluded from engaging in secured borrowings, although its current policy is to hold its properties on an unmortgaged basis, and as of December 31 1997, it had no secured debt. The Company may also seek eventually to issue investment-grade debt, although there is no assurance that this will occur.

     In April 1997, the Company issued 5,175,000 common shares at $10.50 per common share, which resulted in proceeds to the Company after underwriting discounts and other offering costs of $49.3 million, which was used by the Company to repay debt. On April 18, 1997, the Company's common shares were listed and began trading on the New York Stock Exchange.

     The Company uses an unsecured line of credit for interim financing to assist in property acquisitions. Historically, the Company has drawn on its unsecured lines of credit to accomplish in a timely manner property acquisitions deemed desirable by management, and has thereafter curtailed the outstanding balances on the lines of credit with proceeds from the sale of common shares. The Company currently expects to continue to use this strategy.

     The Company's current unsecured line of credit (the "Unsecured Line of Credit") is in a principal amount of up to $175 million. The lenders are a syndicate of banks with First Union National Bank as agent. The Unsecured Line of Credit currently bears interest equal to one-month LIBOR plus 1.20%. The interest rate is adjusted monthly and the formula for determination of the interest rate can change based on changes in financial condition and debt level of the Company.

     The entire balance of the Unsecured Line of Credit is due on October 30, 2000. On December 31, 1997, the outstanding balance on the Unsecured Line of Credit was $144 million. In negotiating and closing the Unsecured Line of Credit, the Company was able to increase the amount of and reduce the interest rate on its prior unsecured borrowings.

     The Company has also obtained from First Union National Bank of Virginia a $5.0 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 1.60%, adjusted monthly, and is due on March 31, 1999. On December 31, 1997, the outstanding balance on this loan was approximately $2.5 million.

     The Company intends to maintain a debt policy (the "Debt Limitation") limiting the Company's total combined indebtedness plus its pro rata share of indebtedness of any unconsolidated investments ("Joint Venture Debt") to 40% of the Company's total equity market capitalization plus its combined indebtedness (including its pro rata share of Joint Venture Debt).

COMPANY HISTORY

     The Company began operations in 1993 to continue and expand the apartment community acquisition, renovation and management strategies of Glade M. Knight, the Company's Chairman, Chief Executive Officer and President. During his career, Mr. Knight has been involved in the ownership and management of over 20,000 apartment units, mainly located in the mid-Atlantic region of the United States. Senior management of the Company, which consists of Mr. Knight, Debra A. Jones, Chief Operating Officer, and Stanley J. Olander, Jr., Chief Financial Officer, has worked together, in the same business as the Company, for more than 16 years. Management believes that its long-term operating experience is invaluable in enabling the Company to operate its properties efficiently and to identify and act upon acquisition opportunities.

APPLE RESIDENTIAL INCOME TRUST

     In August 1996, Mr. Knight organized Apple Residential Income Trust, Inc. ("Apple") for the purpose of acquiring apartment communities in Texas. Apple has elected to be taxed as a REIT. Mr. Knight is Apple's Chairman and Chief Executive Officer. The Company will participate in Apple's growth through its direct or indirect receipt of acquisition, disposition, management and advisory fees, ownership of Apple common shares and possible future acquisition of Apple. As of December 31, 1997, Apple had raised gross proceeds of $121,633,733 in an ongoing best-efforts equity offering and had acquired 11 properties in the Dallas, Texas area.

     The Company has a continuing right to acquire and own up to 9.8% of the common shares of Apple. The purchase price under the option equals the public offering price for the common shares of Apple (currently $10.00 per common share) less the related selling commissions (currently $1.00 per common share). On April 25, 1997, the Company purchased sufficient common shares of Apple so that it owned approximately 9.5% of the total common shares of Apple outstanding as of March 1, 1997. As of December 31, 1997, the Company owned 417,778 common shares of Apple, representing approximately 3% of the total common shares of Apple outstanding as of that date.

     The Company also has a right of first refusal to purchase the properties and business of Apple. In addition to this right of first refusal to purchase the properties and business of Apple, the Company intends from time to time, as deemed prudent by Company management, to evaluate the possible acquisition of Apple. Any decision to combine the Company and Apple can be made only by the respective boards of directors, and depending on the structure of the transaction, the respective shareholders, of the two companies. It is the current intent of Mr. Knight and the board of directors of the Company to seek to acquire Apple and expand the geographic diversity and size of the Company's portfolio of properties if the board of directors of the Company determines that such an acquisition is in the best interests of the Company. Early in 1997, the Company stated its intention to evaluate the possible acquisition of Apple by the end of 1997. The Company, with the assistance of certain professional advisors, evaluated the desirability to the Company and its shareholders of a proposal to acquire Apple in 1997. Based upon its analysis, including relevant financial evaluations, the Company determined that it was not then in the best interests of the Company and its shareholders to seek to acquire Apple. However, the Company expects to reevaluate the desirability of seeking to acquire Apple from time to time in the future.

     The Company provides advisory, property management and real estate brokerage services to Apple in exchange for fees and expense reimbursements under a contract with Apple and subcontracts with Apple Residential Advisors, Inc. ("ARA") and Apple Residential Management Group, Inc. ("ARMG"), the companies that originally contracted with Apple for such services. The Company also owns all of the nonvoting preferred shares of ARA and ARMG, which entitle it to 95% of the economic benefits of such corporations.

ENVIRONMENTAL MATTERS

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

PROPERTY ACQUISITIONS IN 1997

     The following is a summary of the 13 property acquisitions made by the Company during 1997.

     On January 14, 1997, the Company purchased The Arbors at Windsor Lake Apartments in Columbia, South Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 19 through 22 of the Company's Report on Form 8-K dated October 31, 1996.

     On January 15, 1997, the Company acquired the Westchase Apartments in Charleston, South Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 22 through 27 of the Company's Report on Form 8-K dated October 31, 1996.

     On March 27,  1997,  the  Company  acquired  Paces  Arbor and Paces  Forest
Apartments in Raleigh, North Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 5 through 10 of the Company's Report on Form 8-K dated March 27, 1997.

     On April 30, 1997, the Company acquired Carlyle Club Apartments and Ashley Run Apartments in Atlanta, Georgia. Information with respect to these properties is hereby incorporated herein by reference from pages 10 through 18 of the Company's Report on Form 8-K dated March 27, 1997.

     On May 14, 1997, the Company acquired Summit Charleston Apartments (which was subsequently renamed "Charleston Place"), in Charlotte, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 4 through 7 of the Company's Report on Form 8-K dated May 14, 1997.

     On July 25, 1997, the Company acquired Dunwoody Springs Apartments in Atlanta, Georgia. Information with respect to this property is hereby incorporated herein by reference from pages 8 through 12 of the Company's Report on Form 8-K dated May 14, 1997.

     On August 28, 1997, the Company acquired Italian Village and Villa Marina Apartments in Charlotte, North Carolina. These properties were integrated into and are operated as part of the Company's Heatherwood Apartments. Information with respect to these properties is hereby incorporated herein by reference from pages 4 through 10 of the Company's Report on Form 8-K dated August 28, 1997.

     On September 30, 1997, the Company acquired Clarion Crossing Apartments in Raleigh, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 7 of the Company's Report on Form 8-K dated September 30, 1997.

     On October 31, 1997, the Company acquired Barrington Parc Apartments (which was subsequently renamed "Stone Brooke"), in Atlanta, Georgia, and Sterling Arbors Apartments (which was subsequently renamed "St. Regis") and Sterling Place Apartments (which was subsequently renamed "Remington Place") in Raleigh, North Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 4 through 15 of the Company's Report on Form 8-K dated October 31, 1997

RECENT DEVELOPMENT

     On January 15, 1998, the Company purchased Sterling Point Apartments (which
was  renamed  "Stone  Point  Apartments"),   a  192-unit  apartment  complex  in
Charlotte, North Carolina for a purchase price of $9,700,000.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company owned 51 apartment communities comprising 11,922 apartment units. The properties are located in North Carolina (28 communities), Virginia (11 communities), South Carolina (6 communities) and Georgia (6 communities).

The following table sets forth specific information regarding the properties:

                                                                                INITIAL
                                                   YEAR         DATE OF       ACQUISITION
           PROPERTY                LOCATION     COMPLETED     ACQUISITION         COST
------------------------------ --------------- ----------- ----------------- -------------
GEORGIA
Ashley Run ................... Atlanta         1987        April 1997         $18,000,000
Carlyle Club ................. Atlanta         1974        April 1997          11,580,000
Dunwoody Springs ............. Atlanta         1981        July 1997           15,200,000
Stone Brook .................. Atlanta         1986        October 1997         7,850,000
Savannah West ................ Augusta         1968        July 1996            9,843,620
West Eagle Greens ............ Augusta         1974        March 1996           4,020,000

NORTH CAROLINA

The Meadows .................. Asheville       1974        January 1996         6,200,000
Beacon Hill .................. Charlotte       1985        May 1996            13,579,203
Bridgetown Bay ............... Charlotte       1986        April 1996           5,025,000
Charleston Place ............. Charlotte       1986        May 1997             9,475,000
Hanover Landing .............. Charlotte       1972        August 1995          5,725,000
Heatherwood .................. Charlotte        (3)         (3)                17,630,457
Meadow Creek ................. Charlotte       1984        May 1996            11,100,000
Paces Glen ................... Charlotte       1986        July 1996            7,425,000
Sailboat Bay ................. Charlotte       1973        November 1995        9,100,000
Summerwalk ................... Concord         1983        May 1996             5,660,000
Deerfield .................... Durham          1985        November 1996       10,675,000
The Landing .................. Durham          1984        May 1996             8,345,000
Parkside at Woodlake ......... Durham          1996        September 1996      14,663,886
Wind Lake .................... Greensboro      1985        April 1995           8,760,000
Signature Place .............. Greenville      1981        August 1996          5,462,948
Clarion Crossing ............. Raleigh         1972        September 1997      10,600,000
Highland Hills ............... Raleigh         1987        September 1996      12,100,000
The Hollows .................. Raleigh         1974        June 1993            4,200,000
Paces Arbor .................. Raleigh         1986        March 1997           5,588,219
Paces Forest ................. Raleigh         1986        March 1997           6,473,481
Remington Place .............. Raleigh         1985        October 1997         7,900,000
St. Regis .................... Raleigh         1986        October 1997         9,800,000
The Trestles ................. Raleigh         1987        December 1994       10,350,000
Chase Mooring ................ Wilmington      1968        August 1994          3,594,000
Osprey Landing ............... Wilmington      1974        November 1995        4,375,000
Wimbledon Chase .............. Wilmington      1976        February 1994        3,300,000
Glen Eagles .................. Winston Salem   1986        October 1995         7,300,000
Mill Creek ................... Winston Salem   1984        September 1995       8,550,000


                                                                                       DECEMBER
                                                                                       AVERAGE       YEAR-TO-DATE
                                                              TOTAL       AVERAGE      RENT PER        ECONOMIC
                                    TOTAL                   INVESTMENT   UNIT SIZE     MONTH(5)        OCCUPANCY
                                INVESTMENT AT    NUMBER    PER UNIT AT    (SQUARE  ---------------- ---------------
           PROPERTY              12-31-97(1)    OF UNITS     12-31-97      FEET)    1996(2)   1997   1996(2)   1997
------------------------------ --------------- ---------- ------------- ---------- --------- ------ --------- -----
GEORGIA
Ashley Run ...................    18,684,443      348        53,691        1150        --     704      --      91%
Carlyle Club .................    12,237,864      243        50,362        1089        --     705      --      88%
Dunwoody Springs .............    16,594,594      350        47,413         948        --     643      --      91%
Stone Brook ..................     7,953,881      188        42,308         937        --     633      --      85%
Savannah West ................    12,501,309      456        27,415         877       420     470     85%      85%
West Eagle Greens ............     6,056,355      165        36,705         796       425     455     85%      85%

NORTH CAROLINA

The Meadows ..................     7,460,262      176        42,388        1068       587     601     91%      96%
Beacon Hill ..................    14,517,795      349        41,598         734       554     552     93%      92%
Bridgetown Bay ...............     5,763,770      120        48,031         867       579     602     94%      95%
Charleston Place .............    10,007,406      214        46,764         806        --     585      --      94%
Hanover Landing ..............     7,264,857      192        37,838         832       528     513     92%      93%
Heatherwood ..................    18,903,942      476        39,714        1186       307     578     94%      91%
Meadow Creek .................    12,295,434      250        49,182         860       591     476     95%      94%
Paces Glen ...................     8,027,477      172        46,671         907       617     626     95%      94%
Sailboat Bay .................    13,198,131      358        36,866         906       514     550     76%      87%
Summerwalk ...................     7,139,674      160        44,623         963       528     575     97%      96%
Deerfield ....................    11,095,295      204        54,389         888       739     751     89%      94%
The Landing ..................     9,827,290      200        49,136         960       578     748     96%      97%
Parkside at Woodlake .........    14,929,908      266        56,127         865       721     694     96%      90%
Wind Lake ....................     9,817,050      299        32,833         727       504     490     88%      89%
Signature Place ..............     6,727,435      171        39,342        1037       481     497     94%      94%
Clarion Crossing .............    10,812,429      228        47,423         769        --     603      --      93%
Highland Hills ...............    13,901,839      264        52,658        1000       683     718     97%      97%
The Hollows ..................     5,862,730      176        33,311         903       601     630     97%      94%
Paces Arbor ..................     5,836,534      101        57,787         899        --     658      --      94%
Paces Forest .................     6,793,400      117        58,063         883        --     656      --      94%
Remington Place ..............     7,982,291      136        58,693        1098        --     741      --      96%
St. Regis ....................     9,887,449      180        54,930         840        --     658      --      94%
The Trestles .................    11,345,191      280        40,518         776       562     582     93%      92%
Chase Mooring ................     5,174,122      224        23,099         867       513     547     86%      89%
Osprey Landing ...............     6,842,954      176        38,880         981       526     591     89%      92%
Wimbledon Chase ..............     5,461,662      192        28,446         818       532     561     93%      97%
Glen Eagles ..................     8,863,487      166        53,394         952       622     650     93%      95%
Mill Creek ...................     9,395,861      220        42,708         897       553     557     91%      91%


                                                                                             INITIAL
                                                            YEAR            DATE OF        ACQUISITION
              PROPERTY                    LOCATION     COMPLETED          ACQUISITION          COST
------------------------------------ ----------------- -------------- ------------------ ---------------
SOUTH CAROLINA
Westchase .......................... Charleston        1985           January 1997        $ 11,000,000
The Arbors at Windsor Lake ......... Columbia          1991           January 1997          10,875,000
Stone Ridge ........................ Columbia          1975           December 1993          3,325,000
Breckinridge ....................... Greenville        1973           June 1995              5,600,000
Magnolia Run ....................... Greenville        1972           June 1995              5,500,000
Polo Club .......................... Greenville        1972           June 1993              4,300,000

VIRGINIA

Trophy Chase ....................... Charlottesville   1970           April 1996             3,710,000
Greenbrier ......................... Fredericksburg    1970/1990      October 1996          11,099,525
Tradewinds ......................... Hampton           1988           November 1995         10,200,000
County Green ....................... Lynchburg         1976           December 1993          3,800,000
Ashley Park ........................ Richmond          1988           March 1996            12,205,000
Hampton Glen ....................... Richmond          1986           August 1996           11,599,931
Trolley Square ..................... Richmond          (4)               (4)                10,242,575
Arbor Trace ........................ Virginia Beach    1985           March 1996             5,000,000
Bay Watch Pointe ................... Virginia Beach    1972           July 1995              3,372,525
Harbour Club ....................... Virginia Beach    1988           May 1994               5,250,000
Mayflower Seaside .................. Virginia Beach    1950           October 1993           7,634,144
                                                                                          ------------
TOTAL/AVERAGE                                                                             $424,164,514
                                                                                          ============

                                                                                             DECEMBER
                                                                                             AVERAGE
                                                                    TOTAL       AVERAGE      RENT PER        YEAR-TO-DATE
                                          TOTAL                   INVESTMENT   UNIT SIZE     MONTH(5)     ECONOMIC OCCUPANCY
                                      INVESTMENT AT    NUMBER    PER UNIT AT    (SQUARE  ---------------- ------------------
              PROPERTY                 12-31-97(1)    OF UNITS     12-31-97      FEET)    1996(2)   1997   1996(2)    1997
------------------------------------ --------------- ---------- ------------- ---------- --------- ------ --------- --------
SOUTH CAROLINA

Westchase ..........................    12,199,764        352       34,658        706         --     521      --        95%
The Arbors at Windsor Lake .........    11,339,651        228       49,735        966         --     626      --        92%
Stone Ridge ........................     5,612,592        191       29,385       1047        508     506      90%       92%
Breckinridge .......................     6,896,124        236       29,221        726        415     436      87%       91%
Magnolia Run .......................     6,750,125        212       31,840        993        506     527      96%       94%
Polo Club ..........................     6,904,635        365       18,917        807        397     406      92%       88%

VIRGINIA

Trophy Chase .......................     6,481,964        185       35,038        803        481     511      83%       90%
Greenbrier .........................    11,813,814        258       45,790        851        590     611      95%       95%
Tradewinds .........................    10,889,492        284       38,343        930        560     590      90%       91%
County Green .......................     5,203,820        180       28,910       1000        491     512      91%       96%
Ashley Park ........................    12,942,802        272       47,584        765        562     583      96%       95%
Hampton Glen .......................    12,457,501        232       53,696        788        644     669      96%       96%
Trolley Square .....................    12,547,009        325       38,606        589        300     526      94%       96%
Arbor Trace ........................     5,867,816        148       39,647        850        526     563      96%       96%
Bay Watch Pointe ...................     4,881,908        160       30,512        911        574     590      88%       93%
Harbour Club .......................     6,104,145        214       28,524        813        522     565      87%       91%
Mayflower Seaside ..................     9,517,913        263       36,190        698        664     681      94%       95%
                                        ----------        ---       ------       ----        ---     ---      --        --
TOTAL/AVERAGE                         $487,575,196     11,922      $40,897        889       $549    $582      91%       92%
                                      ============     ======      =======       ====       ====    ====      ==        ==

------
Notes to Table of Properties:

(1) "Total Investment" includes the purchase price of the property plus real estate commissions, closing costs and improvements capitalized since the date of acquisition.

(2) An open item denotes that the Company did not own the property during the period indicated.

(3) Heatherwood Apartments is comprised of Heatherwood (completed in 1980) and Italian Village and Villa Marina Apartments (completed in 1980), acquired in September 1996 and August 1997, respectively, at a cost of $10,205,457 and $7,425,000. They are adjoining properties and are operated as one apartment community.

(4) Trolley Square Apartments is comprised of Trolley Square East Apartments (completed in 1964) and Trolley Square West Apartments (completed in 1965) acquired in June 1996 and December 1996, respectively, at a cost of $6,000,000 and $4,242,575. They are adjacent properties and are operated as one apartment community.

(5) Average rent per month reflects December's monthly gross potential rent less concessions divided by the property's number of units.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its apartment properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares are traded on the New York Stock Exchange ("NYSE"). The common shares were listed on the NYSE under the symbol "TCR" on April 18, 1997. Before that date, there was no active trading market for the common shares. The following table sets forth the high and low sale prices on the NYSE for the common shares (as reported by the NYSE) and the cash distributions declared and paid for each quarterly period indicated. On March 1, 1998, the last reported sale price on the NYSE was $12.69 per common share.




                                                        CASH DISTRIBUTION
1996                           HIGH          LOW        PER COMMON SHARE
----                           ----          ---        ----------------
First Quarter ..........          --             --         $  0.2475
Second Quarter .........          --             --            0.2480
Third Quarter ..........          --             --            0.2485
Fourth Quarter .........                                       0.2490

1997
----
First Quarter ..........          --             --         $  0.2500
Second Quarter .........    $  11.25       $  10.25            0.2500
Third Quarter ..........       12.50         10.625            0.2500
Fourth Quarter .........     12.4375         10.125            0.2500

     Distributions of $31,324,870 and $15,934,901 were made to the shareholders during 1997 and 1996, respectively.

     The timing and amounts of distributions to shareholders are within the discretion of the Company's board of directors. Future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

     For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the Company's current and accumulated earnings and profits. Distributions which exceed the Company's current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder's basis in his common shares and reduce the shareholder's basis in the common shares. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder's common shares. The Company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 1997, approximately 23% of distributions represented a return of capital, and the balance represented ordinary income.

     The Company has adopted a Dividend Reinvestment and Share Purchase Plan under which any record holder of common shares may reinvest cash dividends and may invest additional cash payments of up to $15,000 per quarter in common shares.

     The agreement pertaining to the Company's Unsecured Line of Credit contains certain covenants that, among other things, require maintenance of certain financial ratios, and include restrictions on the Company's ability to make distributions to its shareholders over certain amounts.

     On March 1, 1998, there were 19,683 shareholders of record of the Company's common shares.

     As of March 1, 1997, the Company acquired all of the assets of Apple Realty Group, Inc. (consisting of a property acquisition and disposition agreement with Apple Residential Income Trust, Inc.) for $350,000 in cash plus 150,000 common shares (valued at $11.00 per common share, for total consideration of $2,000,000). The common shares were distributed to Glade M. Knight as the sole shareholder of Apple Realty Group, Inc. The common shares so issued by the Company were issued in a transaction not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     For the information called for by this item, see the information in Exhibit 13, 1997 Annual Report, under the caption "Selected Financial Data" on page 21 thereof, which information is hereby incorporated by reference herein.

     The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the information called for by this item, see the information in Exhibit 13, 1997 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 26 thereof, which information is hereby incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information under "Ownership of Equity Securities" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement dated April 3, 1998, which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report

     1. Financial Statements

     The following consolidated financial statements of the registrant are included in Item 8 and incorporated by reference from pages 27 through 38 of
Exhibit 13, 1997 Annual Report.

       Independent Auditors' Report -- Ernst & Young LLP

       Consolidated Balance Sheets -- December 31, 1997 and 1996

       Consolidated Statements of Operations -- Years Ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

       Schedule III -- Real Estate and Accumulated Depreciation (Included on pages 14 through 17 of this Form 10-K Report)

     All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

     3. Exhibits

     Incorporated herein by reference are the exhibits listed under "Exhibits Index" on pages 19 through 22 of this Form 10-K Report.

     (b) Reports on Form 8-K

     During the last quarter of 1997, the Company filed the following Current Reports on Form 8-K:

     On October 6, 1997, the Company filed a Report on Form 8-K/A to a Report on Form 8-K dated May 14, 1997. The item reported was Item 7. The financial statement filed was a Statement of Income and Direct Operating Expenses (exclusive of certain items) for Dunwoody Springs Apartments for the twelve months ended June 30, 1997. Also included were a Pro Forma Statement of Operations for the six months ended June 30, 1997, a Pro Forma Balance Sheet as of June 30, 1997, and a Pro Forma Statement of Operations for the year ended December 31, 1996.

     On October 15, 1997, the Company filed a Report on Form 8-K. The item reported was Item 2 (the acquisition of the Clarion Crossing Apartments).

     On November 10, 1997, the Company filed a Report on Form 8-K/A to a Report on Form 8-K dated August 28, 1997. The item reported was Item 7. The financial statement filed was a compiled (unaudited) Statement of Income and Direct Operating Expenses (exclusive of certain items) for Italian Village Apartments, trading as Italian Village and Villa Marina Apartments, for the twelve months ended July 31, 1997.

     On November 17, 1997, the Company filed a Report on Form 8-K. The item reported was Item 2 (the acquisition of the Stone Brook (formerly Barrington
Parc), St. Regis (formerly Sterling Arbor) and Remington Place (formerly Sterling Place) Apartments.

     On December 12, 1997, the Company filed a Report on Form 8-K/A to a Report on Form 8-K dated September 30, 1997. The item reported was Item 7. The financial statement filed was a Statement of Income and Direct Operating Expenses (exclusive of certain items) for Clarion Crossing for the twelve months ended August 31, 1997. Also included were a Pro Forma Statement of Operations for the nine months ended September 30, 1997, and Pro Forma Statement of Operations for the year ended December 31, 1996.

                                 SCHEDULE III
       REAL ESTATE AND ACCUMULATED DEPRECIATION (AS OF DECEMBER 31, 1997)

                                   INITIAL COST    SUBSEQUENTLY CAPITALIZED        GROSS AMOUNT CARRIED
                                  -------------- ----------------------------- -----------------------------
                         ENCUM-
DESCRIPTION              BRANCES       LAND       BLDG. & IMPR.      IMPR.          LAND      BLDG. & IMPR.
----------------------- --------- -------------- --------------- ------------- ------------- ---------------
1) Polo Club                $0      $  264,698      $4,035,302    $2,604,635    $  264,698      $6,639,937
* Greenville, SC
* Multi-family housing

2) The Hollows              $0      $1,374,840      $2,825,160    $1,662,730    $1,390,646      $4,472,084
* Raleigh, NC
* Multi-family housing

3) Mayflower Seaside        $0      $2,258,169      $5,375,975    $1,883,769    $2,258,248      $7,259,665
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone Ridge              $0      $  374,271      $2,950,729    $2,287,592    $  374,292      $5,238,300
* Columbia, SC
* Multi-family housing

5) County Green             $0      $  319,250      $3,480,750    $1,403,820    $  327,484      $4,876,336
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase          $0      $  304,590      $2,995,410    $2,161,662    $  304,815      $5,156,847
* Wilmington, NC
* Multi-family housing

7) Harbour Club             $0      $1,019,895      $4,230,105    $  854,145    $1,020,274      $5,083,871
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring            $0      $  258,126      $3,335,874    $1,580,122    $  258,210      $4,915,912
* Wilmington, NC
* Multi-family housing

9) The Trestles             $0      $2,650,884      $7,699,116    $  995,191    $2,686,006      $8,659,185
* Raleigh, NC
* Multi-family housing

10) Wind Lake               $0      $1,051,200      $7,708,800    $1,057,050    $1,088,780      $8,728,270
* Greensboro, NC
* Multi-family housing

11) Magnolia Run            $0      $  495,000      $5,005,000    $1,250,125    $  509,001      $6,241,124
* Greenville, SC
* Multi-family housing

12) Breckinridge            $0      $1,512,000      $4,088,000    $1,296,124    $1,558,060      $5,338,064
* Greenville, SC
* Multi-family housing

13) Bay Watch Pointe        $0      $  775,680      $2,596,845    $1,509,383    $  813,935      $4,067,973
* Virginia Beach, VA
* Multi-family housing




                                                     DATE OF        DATE
DESCRIPTION                 TOTAL       ACC. DEP.     CONST.      ACQUIRED     DEP. LIFE
----------------------- ------------- ------------- --------- --------------- ----------
1) Polo Club             $ 6,904,635   $1,348,765     1972    June 3, 1993    27.5 yrs.
* Greenville, SC
* Multi-family housing

2) The Hollows           $ 5,862,730   $  803,937     1974    June 1, 1993    27.5 yrs.
* Raleigh, NC
* Multi-family housing

3) Mayflower Seaside     $ 9,517,913   $1,103,186     1950    Oct. 26, 1993   27.5 yrs.
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone Ridge           $ 5,612,592   $  910,979     1975    Dec. 8, 1993    27.5 yrs.
* Columbia, SC
* Multi-family housing

5) County Green          $ 5,203,820   $  777,966     1976    Dec. 1, 1993    27.5 yrs.
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase       $ 5,461,662   $  767,403     1976    Feb. 1, 1994    27.5 yrs.
* Wilmington, NC
* Multi-family housing

7) Harbour Club          $ 6,104,145   $  682,749     1988    May 1, 1994     27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring         $ 5,174,122   $  617,969     1968    Aug. 1, 1994    27.5 yrs.
* Wilmington, NC
* Multi-family housing

9) The Trestles          $11,345,191   $1,109,837     1987    Dec. 30, 1994   27.5 yrs.
* Raleigh, NC
* Multi-family housing

10) Wind Lake            $ 9,817,050   $  899,238     1985    April 1, 1995   27.5 yrs.
* Greensboro, NC
* Multi-family housing

11) Magnolia Run         $ 6,750,125   $  633,948     1972    June 1, 1995    27.5 yrs.
* Greenville, SC
* Multi-family housing

12) Breckinridge         $ 6,896,124   $  517,880     1973    June 21, 1995   27.5 yrs.
* Greenville, SC
* Multi-family housing

13) Bay Watch Pointe     $ 4,881,908   $  408,201     1972    July 18, 1995   27.5 yrs.
* Virginia Beach, VA
* Multi-family housing



                                  INITIAL COST     SUBSEQUENTLY CAPITALIZED        GROSS AMOUNT CARRIED
                                  -------------- ----------------------------- -----------------------------
                          ENCUM-
DESCRIPTION              BRANCES       LAND      BLDG. & IMPR.       IMPR.          LAND     BLDG. & IMPR.
----------------------- --------- -------------- --------------- ------------- ------------- ---------------
14) Hanover Landing         $0      $  801,500     $ 4,923,500    $1,539,857    $  822,286     $ 6,442,571
* Charlotte, NC
* Multi-family housing

15) Mill Creek              $0      $1,368,000     $ 7,182,000    $  845,861    $1,417,614     $ 7,978,247
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles             $0      $1,095,000     $ 6,205,000    $1,563,487    $1,595,456     $ 7,268,031
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay            $0      $2,002,000     $ 7,098,000    $4,098,131    $2,153,610     $11,044,521
* Charlotte, NC
* Multi-family housing

18) Tradewinds              $0      $1,428,000     $ 8,772,000    $  689,492    $1,436,890     $ 9,452,602
* Hampton, VA
* Multi-family housing

19) Osprey Landing          $0      $  393,750     $ 3,981,250    $2,467,954    $  403,842     $ 6,439,112
* Wilmington, NC
* Multi-family housing

20) The Meadows             $0      $  186,000     $ 6,014,000    $1,260,262    $  384,556     $ 7,075,706
* Asheville, NC
* Multi-family housing

21) West Eagle Green        $0      $  326,400     $ 3,693,600    $2,036,355    $  316,095     $ 5,740,260
* Augusta, GA
* Multi-family housing

22) Ashley Park             $0      $1,586,650     $10,618,350    $  737,802    $1,589,262     $11,353,540
* Richmond, vA
* Multi-family housing

23) Arbor Trace             $0      $1,100,000     $ 3,900,000    $  867,816    $1,130,750     $ 4,737,066
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay          $0      $  603,000     $ 4,422,000    $  738,770    $  624,169     $ 5,139,601
* Charlotte, NC
* Multi-family housing

25) Trophy Chase            $0      $  853,300     $ 2,856,700    $2,771,964    $  880,843     $ 5,601,121
* Charlottesville, VA
* Multi-family housing

26) Beacon Hill             $0      $3,121,587     $10,457,616    $  938,592    $3,075,705     $11,442,090
* Charlotte, NC
* Multi-family housing

27) Summerwalk              $0      $1,528,200     $ 4,131,800    $1,479,674    $1,565,050     $ 5,574,624
* Concord, NC
* Multi-family housing




                                                     DATE OF        DATE
DESCRIPTION                 TOTAL       ACC. DEP.     CONST.      ACQUIRED    DEP. LIFE
----------------------- ------------- ------------- --------- --------------- ----------
14) Hanover Landing      $ 7,264,857   $  550,759     1972    Aug. 22, 1995   27.5 yrs.
* Charlotte, NC
* Multi-family housing

15) Mill Creek           $ 9,395,861   $  677,900     1984    Sept. 1, 1995   27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles          $ 8,863,487   $  627,144     1990    Oct. 1, 1995    27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay         $13,198,131   $1,132,932     1972    Nov. 1, 1995    27.5 yrs.
* Charlotte, NC
* Multi-family housing

18) Tradewinds           $10,889,492   $  811,294     1988    Nov. 1, 1995    27.5 yrs.
* Hampton, VA
* Multi-family housing

19) Osprey Landing       $ 6,842,954   $  510,604     1973    Nov. 1, 1995    27.5 yrs.
* Wilmington, NC
* Multi-family housing

20) The Meadows          $ 7,460,262   $  536,888     1974    Jan. 31, 1996   27.5 yrs.
* Asheville, NC
* Multi-family housing

21) West Eagle Green     $ 6,056,355   $  394,366     1974    March 1, 1996   27.5 yrs.
* Augusta, GA
* Multi-family housing

22) Ashley Park          $12,942,802   $  823,302     1988    March 1, 1996   27.5 yrs.
* Richmond, vA
* Multi-family housing

23) Arbor Trace          $ 5,867,816   $  336,766     1985    March 1, 1996   27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay       $ 5,763,770   $  340,018     1986    April 1, 1996   27.5 yrs.
* Charlotte, NC
* Multi-family housing

25) Trophy Chase         $ 6,481,964   $  367,546     1970    April 1, 1996   27.5 yrs.
* Charlottesville, VA
* Multi-family housing

26) Beacon Hill          $14,517,795   $  705,777     1985    May 1, 1996     27.5 yrs.
* Charlotte, NC
* Multi-family housing

27) Summerwalk           $ 7,139,674   $  338,188     1983    May 1, 1996     27.5 yrs.
* Concord, NC
* Multi-family housing


                                           INITIAL COST     SUBSEQUENTLY CAPITALIZED        GROSS AMOUNT CARRIED
                                           -------------- ----------------------------- -----------------------------
                                   ENCUM-
DESCRIPTION                       BRANCES       LAND      BLDG. & IMPR.       IMPR.          LAND     BLDG. & IMPR.
-------------------------------- --------- -------------- --------------- ------------- ------------- ---------------
28) The Landing                      $0      $1,001,400     $ 7,343,600    $1,482,290    $1,023,951     $ 8,803,339
* Raleigh, NC
* Multi-family housing

29) Meadowcreek                      $0      $1,110,000     $ 9,990,000    $1,195,434    $1,134,435     $11,160,999
* Pineville, NC
* Multi-family housing

30) Trolley Square East              $0      $1,620,000     $ 4,380,000    $2,304,434    $2,817,604     $ 9,729,405
Trolley Square West                          $1,145,495     $ 3,097,080
* Richmond, VA
* Multi-family housing

31) Savannah West                    $0      $  627,860     $ 9,215,760    $2,657,689    $1,161,211     $11,340,098
* Augusta, GA
* Multi-family housing

32) Paces Glen                       $0      $2,153,250     $ 5,271,750    $  602,477    $2,226,400     $ 5,801,077
* Charlotte, NC
* Multi-family housing

33) Signature Place                  $0      $  491,665     $ 4,971,283    $1,264,487    $  502,648     $ 6,224,787
* Greenville, NC
* Multi-family housing

34) Hampton Glen                     $0      $1,391,992     $10,207,939    $  857,570    $1,414,093     $11,043,408
* Richmond, VA
* Multi-family housing

35) Heatherwood                      $0      $2,449,310     $ 7,756,147    $1,273,485    $4,184,116     $14,719,826
Italian Village/Villa Marina                 $1,707,750     $ 5,717,250
* Charlotte, NC
* Multi-family housing

36) Highland Hills                   $0      $1,210,000     $10,890,000    $1,801,839    $1,198,724     $12,703,115
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake             $0      $2,932,778     $11,731,108    $  266,022    $2,884,355     $12,045,553
* Durham, NC
* Multi-family housing

38) Greenbrier                       $0      $  998,957     $10,100,568    $  714,289    $1,009,699     $10,804,115
* Fredericksburg, VA
* Multi-family housing

39) Deerfield                        $0      $  427,000     $10,248,000    $  420,295    $  430,416     $10,664,879
* Durham, NC
* Multi-family housing

40) The Arbors at Windsor Lake       $0      $  978,750     $ 9,896,250    $  464,651    $  994,336     $10,345,315
* Columbia, SC
* Multi-family housing

41) Westchase                        $0      $1,980,000     $ 9,020,000    $1,199,764    $2,012,148     $10,187,616
* Charleston, SC
* Multi-family housing




                                                            DATE OF        DATE
DESCRIPTION                          TOTAL      ACC. DEP.    CONST.      ACQUIRED     DEP. LIFE

-------------------------------- ------------- ----------- --------- ---------------- ----------
28) The Landing                   $ 9,827,290   $532,052     1984    May 1, 1996      27.5 yrs.
* Raleigh, NC
* Multi-family housing

29) Meadowcreek                   $12,295,434   $692,927     1984    May 31, 1996     27.5 yrs.
* Pineville, NC
* Multi-family housing

30) Trolley Square East           $12,547,009   $523,667     1968    June 25, 1996    27.5 yrs.
Trolley Square West                                          1964    Dec. 31, 1996    27.5 yrs.
* Richmond, VA
* Multi-family housing

31) Savannah West                 $12,501,309   $626,284     1976    July 1, 1996     27.5 yrs.
* Augusta, GA
* Multi-family housing

32) Paces Glen                    $ 8,027,477   $317,033     1986    July 19, 1996    27.5 yrs.
* Charlotte, NC
* Multi-family housing

33) Signature Place               $ 6,727,435   $340,582     1981    August 1, 1996   27.5 yrs.
* Greenville, NC
* Multi-family housing

34) Hampton Glen                  $12,457,501   $591,866     1986    August 1, 1996   27.5 yrs.
* Richmond, VA
* Multi-family housing

35) Heatherwood                   $18,903,942   $507,135     1980    Sept. 1, 1996    27.5 yrs.
Italian Village/Villa Marina                                 1980    Aug. 29, 1997
* Charlotte, NC
* Multi-family housing

36) Highland Hills                $13,901,839   $656,581     1987    Sept. 27, 1996   27.5 yrs.
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake          $14,929,908   $619,610     1996    Aug. 31, 1996    27.5 yrs.
* Durham, NC
* Multi-family housing

38) Greenbrier                    $11,813,814   $506,348     1980    Oct. 1, 1996     27.5 yrs.
* Fredericksburg, VA
* Multi-family housing

39) Deerfield                     $11,095,295   $456,364     1985    Nov. 1, 1996     27.5 yrs.
* Durham, NC
* Multi-family housing

40) The Arbors at Windsor Lake    $11,339,651   $388,602     1991    Jan. 1, 1997     27.5 yrs.
* Columbia, SC
* Multi-family housing

41) Westchase                     $12,199,764   $371,620     1985    Jan. 15, 1997    27.5 yrs.
* Charleston, SC
* Multi-family housing



                                  INITIAL COST     SUBSEQUENTLY CAPITALIZED        GROSS AMOUNT CARRIED
                                  -------------- ----------------------------- -----------------------------
                          ENCUM-
DESCRIPTION              BRANCES       LAND      BLDG. & IMPR.       IMPR.          LAND     BLDG. & IMPR.
----------------------- --------- -------------- --------------- ------------- ------------- ---------------
42) Paces Arbor         $0         $ 1,173,526    $  4,414,693    $   248,315   $ 1,180,955   $  4,655,579
* Raleigh, NC
* Multi-family housing

43) Paces Forest        $0         $ 1,359,431    $  5,114,050    $   319,919   $ 1,370,380   $  5,423,020
* Raleigh, NC
* Multi-family housing

44) Carlyle Club        $0         $ 3,589,800    $  7,990,200    $   657,864   $ 3,606,716   $  8,631,148
* Lawrenceville, GA
* Multi-family housing

45) Ashley Run          $0         $ 3,780,000    $ 14,220,000    $   684,443   $ 3,793,411   $ 14,891,032
* Norcross, GA
* Multi-family housing

46) Charleston Place    $0         $ 1,516,000    $  7,959,000    $   532,406   $ 1,534,433   $  8,472,973
* Charlotte, NC
* Multi-family housing

47) Dunwoody Springs    $0         $ 3,648,000    $ 11,552,000    $ 1,394,594   $ 3,665,666   $ 12,928,928
* Dunwoody, GA
* Multi-family housing

48) Clarion Crossing    $0         $ 3,180,000    $  7,420,000    $   212,429   $ 3,233,066   $  7,579,363
* Raleigh, NC
* Multi-family housing

49) Stone Brook         $0         $ 1,570,000    $  6,280,000    $   103,881   $ 1,581,203   $  6,372,678
* Norcross, GA
* Multi-family housing

50) St. Regis           $0         $ 2,156,000    $  7,644,000    $    87,449   $ 2,169,166   $  7,718,283
* Raleigh, NC
* Multi-family housing

51) Remington Place     $0         $ 1,422,000    $  6,478,000    $    82,291   $ 1,433,244   $  6,549,047
* Raleigh, NC
* Multi-family housing
                                   $74,672,954    $349,491,560    $63,410,682   $76,812,953   $410,762,243
                                   ===========    ============    ===========   ===========   ============




                                                              DATE OF        DATE
DESCRIPTION                      TOTAL             ACC. DEP.     CONST.      ACQUIRED     DEP. LIFE
----------------------- ----------------------- -------------- --------- ---------------- ----------
42) Paces Arbor             $    5,836,534       $   142,901     1986    March 1, 1997    27.5 yrs.
* Raleigh, NC
* Multi-family housing

43) Paces Forest            $    6,793,400       $   167,343     1986    March 1, 1997    27.5 yrs.
* Raleigh, NC
* Multi-family housing

44) Carlyle Club            $   12,237,864       $   242,599     1974    Apr. 30, 1997    27.5 yrs.
* Lawrenceville, GA
* Multi-family housing

45) Ashley Run              $   18,684,443       $   410,263     1987    Apr. 30, 1997    27.5 yrs.
* Norcross, GA
* Multi-family housing

46) Charleston Place        $   10,007,406       $   211,614     1986    May 13, 1997     27.5 yrs.
* Charlotte, NC
* Multi-family housing

47) Dunwoody Springs        $   16,594,594       $   227,872     1981    July 25, 1997    27.5 yrs.
* Dunwoody, GA
* Multi-family housing

48) Clarion Crossing        $   10,812,429       $    92,074     1972    Sept. 30, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

49) Stone Brook             $    7,953,881       $    38,965     1986    Oct. 31, 1997    27.5 yrs.
* Norcross, GA
* Multi-family housing

50) St. Regis               $    9,887,449       $    46,995     1986    Oct. 31, 1997    27.5 yrs.
* Raleigh, NC
* Multi-family housing

51) Remington Place         $    7,982,291       $    39,791     1985    Oct. 31, 1997    27.5 yrs.
* Raleigh, NC
* Multi-family housing
                            $  487,575,196 (1)   $27,486,630
                            ==============       ===========

------
(1) Represents the aggregate cost for Federal Income tax purposes.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.

                                   CORNERSTONE REALTY INCOME TRUST, INC.


                                   By: /s/ Glade M. Knight
                                       ----------------------------------------
                                         Glade M. Knight,
                                         Chairman of the Board, Chief Executive
                                           Officer and President

     Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                            CAPACITY                      DATE
-------------------------------   -----------------------------------   ---------------
       /s/ GLADE M. KNIGHT        Director, Chief Executive             March 30, 1998
---------------------------       Officer and President
           Glade M. Knight


  /s/ STANLEY J. OLANDER, JR.     Director, Chief Financial Officer     March 30, 1998
---------------------------       and Principal Accounting Officer
      Stanley J. Olander, Jr.


      /s/ MARTIN ZUCKERBROD       Director                              March 30, 1998
---------------------------
          Martin Zuckerbrod

    /s/ HARRY S. TAUBENFELD       Director                              March 30, 1998
---------------------------
        Harry S. Taubenfeld

      /s/ LESLIE A. GRANDIS       Director                              March 30, 1998
---------------------------
          Leslie A. Grandis

   /s/ GLENN W. BUNTING, JR.      Director                              March 30, 1998
---------------------------
       Glenn W. Bunting, Jr.

       /s/ PENELOPE W. KYLE       Director                              March 30, 1998
---------------------------
           Penelope W. Kyle


                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                               DESCRIPTION
  ------                               -----------

3.1         Amended and Restated Articles of Incorporation of Cornerstone Realty
            Income Trust, Inc., as amended (Incorporated by reference to Exhibit
            3.1 included in the Company's Report on Form 10-Q for the Quarter ended June 30, 1995; File No. 0-23954).

3.2         Bylaws of Cornerstone  Realty Income Trust,  Inc.  (Amended  Through
            March 31, 1997) (Incorporated by reference to Exhibit 4.2 included in the Company's Registration Statement on Form S-3; File No.
            333-23693).

4.1 Credit Agreement dated as of October 30, 1997, by and among Cornerstone Realty Income Trust, Inc., and any Additional Borrowers party thereto, as Borrowers, the Lenders referred to therein, and First Union National Bank, as Agent (Incorporated by reference to
            Exhibit 4.1  included in the  Registrant's  Report on Form 8-K dated
            December 30, 1997; File No. 0-23954).

4.2         Joinder  Agreement  dated  as of  December  31,  1997 to the  Credit
            Agreement  dated as of October 30,  1997,  by and Among  Cornerstone
            Realty Income Trust,  Inc., each Additional  Borrower party thereto,
            CRIT-NC,  LLC, the lenders party  thereto,  and First Union National
            Bank, as Agent (Incorporated by reference to Exhibit 4.2 included in the Registrant's Report on Form 8-K dated December 30, 1997; File
            No. 0-23954).

4.3         (1) Amended and Restated  Revolving  Credit Note dated  December 31,
            1997 in the principal amount of up to $65,000,000 made payable by Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC to the order of First Union National Bank, and (2) Amended and Restated Revolving
            Credit Note dated December 31, 1997 in the principal amount of up to $35,000,000 made payable by Cornerstone Realty Income Trust, Inc.
            and CRIT-NC, LLC to the order of AmSouth Bank, and (3) Amended and Restated Revolving Credit Note dated December 31, 1997 in the principal amount of up to $25,000,000 made payable by Cornerstone
            Realty Income Trust,  Inc. and CRIT-NC,  LLC to the order of Crestar
            Bank,  and (4)  Amended  and  Restated  Revolving  Credit Note dated
            December 31, 1997 in the principal amount of up to $20,000,000 made payable by Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC to the order of Fleet National Bank, and (5) Amended and Restated
            Revolving Credit Note dated December 31, 1997 in the principal amount of up to $30,000,000 made payable by Cornerstone Realty
            Income Trust, Inc. and CRIT-NC, LLC to the order of Guaranty Federal
            Bank, F.S.B. (Incorporated by reference to Exhibit 4.3 included in the Registrant's Report on Form 8-K dated December 30, 1997; File
            No. 0-23954).


     The Company agrees to furnish the Commission on request a copy of any instrument with respect to long-term debt of the Company or its subsidiaries the total amount of securities authorized under which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.


 EXHIBIT

 NUMBER                                DESCRIPTION
 ------                                -----------

10.1       Amendment and  Restatement of Cornerstone  Realty Income Trust,  Inc.
           1992 Incentive Plan. (Exhibit 10.14)(1) This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.2       Amendment and  Restatement of Cornerstone  Realty Income Trust,  Inc.
           1992  Non-Employee  Directors Stock Option Plan.  (Exhibit  10.15)(1)
           This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form
           10-K.

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

10.7 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Realty Group, Inc. and Cornerstone Realty Income
           Trust, Inc. (Personal Property). (2)

10.8       Employment  Agreement  dated  September 1, 1996  between  Cornerstone
           Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. FILED HEREWITH.

10.9       Employment  Agreement  dated  September 1, 1996  between  Cornerstone
           Realty Income Trust, Inc. and Debra A. Jones. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (2)

10.10      Employment  Agreement  dated  September 1, 1996  between  Cornerstone
           Realty Income Trust, Inc. and Stanley J. Olander, Jr . This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (2)

10.11      Advisory  Agreement between Apple Residential  Income Trust, Inc. and
           Apple Residential Advisors, Inc. (Incorporated herein by reference to
           Exhibit  10.1 of  Amendment  No. 2 to Form S-11 of Apple  Residential
           Income Trust, Inc. (File No. 333-10635) filed on November 14, 1996).

10.12      Form of  Property  Management  Agreement  between  Apple  Residential
           Income  Trust,  Inc. and Apple  Residential  Management  Group,  Inc.
           (Incorporated herein by reference to Exhibit 10.2 of Form S-11 of Apple Residential Income Trust, Inc. (File No. 333-10635) filed on
           August 22, 1996).

10.13      Property Acquisition/Disposition  Agreement between Apple Residential
           Income Trust, Inc. and Apple Realty Group, Inc. (Incorporated herein by reference to Exhibit 10.3 of Amendment No. 2 to Form S-11 of Apple
           Residential Income Trust, Inc. (File No. 333-10635) filed on November
           14, 1996).



EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.14      Advisory Agreement  Subcontract among Apple Residential Income Trust,
           Inc., Apple Residential Advisors,  Inc. and Cornerstone Realty Income
           Trust, Inc. FILED HEREWITH.

10.15      Property  Management  Agreement  Subcontract  among Apple Residential
           Income Trust,  Inc., Apple Residential  Management  Group,  Inc., and
           Cornerstone Realty Income Trust, Inc. FILED HEREWITH.

10.16      Agreement and Bill of Transfer and Assignment among Apple Residential
           In- come Trust, Inc., Apple Realty Group, Inc. and Cornerstone Realty
           Income Trust, Inc. FILED HEREWITH.

10.17      Right of First Refusal  Agreement  between Apple  Residential  Income
           Trust, Inc. and Cornerstone Realty Income Trust, Inc. (Incorporated herein by reference to Exhibit 10.7 of Amendment No. 2 to Form S-11 of Apple Residential Income Trust, Inc. (File No. 333-10635) filed on
           November 14, 1996).

10.18      Common Share  Purchase  Option  Agreement  between Apple  Residential
           Income Trust,  Inc. and Cornerstone  Realty Income Trust,  Inc. FILED
           HEREWITH.

10.19      Assignment  Relating to Property  Management  Agreements  among Apple
           Resi- dential Income Trust, Inc., Apple Residential Management Group,
           Inc.,  Apple REIT Limited  Partnership and Cornerstone  Realty Income
           Trust, Inc. FILED HEREWITH.

10.20      Underwriting  Agreement dated April 18, 1997 among Cornerstone Realty
           Income Trust, Inc. and the several Underwriters named therein.  FILED
           HEREWITH.

10.21 Articles of Organization of CRIT-NC, LLC (Incorporated by reference to Exhibit 10.1 included in the Company's Current Report on Form 8-K dated December 30, 1997; File No. 0-23954).

10.22      Operating  Agreement  of  CRIT-NC,  LLC dated as of  December 9, 1997
           (Incorporated  by reference to Exhibit 10.2 included in the Company's
           Current  Report  on Form  8-K  dated  December  30,  1997;  File  No.
           0-23954).

10.23      Form of Property  Management  Agreement  between  Apple REIT  Limited
           Part-  nership  and  Apple  Residential   Income  Trust,  Inc.  FILED
           HEREWITH.

10.24      First  Amendment to the  Cornerstone  Realty Income Trust,  Inc. 1992
           Incentive Plan. This is a management contract or compensatory plan or arrangement re- quired to be filed as an exhibit pursuant to Item 14
           (c) of Form 10-K. FILED HEREWITH.

10.25      First Amendment to the 1992 Incentive Plan Nonstatutory  Stock Option
           Agree- ment between  Cornerstone Realty Income Trust, Inc. and Martin
           Zuckerbrod. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14
           (c) of Form 10-K. FILED HEREWITH.

10.26      First Amendment to the 1992 Incentive Plan Nonstatutory  Stock Option
           Agree- ment between  Cornerstone  Realty Income Trust, Inc. and Harry
           S. Taubenfeld. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14
           (c) of Form 10-K. FILED HEREWITH.

  12       Statement  regarding  computation  of  Ratio  of  Earnings  to  Fixed
           Charges. FILED HEREWITH.

  13       1997  Annual   Report  (with  the   exception   of  the   information
           incorporated  by  reference  in Items 6, 7, and 14 of this  Form 10-K
           Report, no other  information  appearing in the 1997 Annual Report is to be  deemed  filed  as a part  of this  Form  10-K  Report).  FILED
           HEREWITH.



EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

 21        Subsidiaries of Cornerstone Realty Income Trust, Inc. FILED HEREWITH.

 23        Consent of Independent Auditors. FILED HEREWITH.

 27        Financial Data Schedule. FILED HEREWITH.

99.1       Pages 19 through 27 of the Current  Report on Form 8-K of Cornerstone
           Realty Income Trust, Inc.dated October 31, 1996. FILED HEREWITH.

99.2       Pages 5 through 18 of the Current  Report on Form 8-K of  Cornerstone
           Realty Income Trust, Inc. dated March 27, 1997. FILED HEREWITH.

99.3       Pages 4 through 12 of the Current  Report on Form 8-K of  Cornerstone
           Realty Income Trust, Inc. dated May 14 , 1997. FILED HEREWITH.

99.4       Pages 4 through 10 of the Current  Report on Form 8-K of  Cornerstone
           Realty Income Trust, Inc. dated August 28, 1997. FILED HEREWITH.

99.5       Pages 3 through 7 of the  Current  Report on Form 8-K of  Cornerstone
           Realty Income Trust, Inc. dated September 30, 1997. FILED HEREWITH.

99.6       Pages 4 through 15 of the Current  Report on Form 8-K of  Cornerstone
           Realty Income Trust, Inc. dated October 31, 1997. FILED HEREWITH.



----------
(1) Incorporated herein by reference to the Exhibit referred to in parentheses which was filed as an Exhibit to the Company's Post-Effective Amendment No. 5 to its Registration Statement on Form S-11 (File No. 33-51296), as filed with the Securities and Exchange Commission on April 28, 1994.

(2) Incorporated herein by reference to the Exhibit of the same number filed as an Exhibit to the Company's Report on Form 8-K dated September 26, 1996 (File No. 0-23954).