Form 10-Q
period 1998-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1998-05-06
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from
                                                   to

                         Commission File Number 1-12875

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At April 20, 1998, there were outstanding 35,998,401 shares of common stock, no par value, of the registrant.

                     CORNERSTONE REALTY INCOME TRUST, INC.
                                   FORM 10-Q

                                      INDEX

                                                                     Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets  -  March 31, 1998       3
                              and December 31, 1997

                      Consolidated Statements of Operations -              4
                           Three months ended March 31, 1998
                           and  March 31, 1997

                      Consolidated Statement of Shareholders' Equity-      5
                           Three months ended March 31, 1998

                      Consolidated   Statements  of  Cash Flows -          6
                           Three months ended March 31, 1998
                           and March 31, 1997

                      Notes  to  Consolidated   Financial Statements       7

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

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                    16

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                      March 31,           December 31,
                                                                                        1998                  1997
                                                                                --------------------------------------------
ASSETS

Investment in Rental Property
Land                                                                                     $ 80,954,947          $ 76,812,953
Building and improvements                                                                 430,675,170           402,545,094
Furniture and fixtures                                                                      8,924,547             8,217,149
                                                                                --------------------------------------------

                                                                                          520,554,664           487,575,196
Less accumulated depreciation                                                             (32,170,014)          (27,486,630)
                                                                                --------------------------------------------

                                                                                          488,384,650           460,088,566
                                                                                --------------------------------------------

Cash and cash equivalents                                                                   3,761,706             4,513,986
Prepaid expenses                                                                              773,109               797,484
Other assets                                                                                9,002,693             8,786,414
                                                                                --------------------------------------------

                                                                                           13,537,508            14,097,884
                                                                                --------------------------------------------

                       Total Assets                                                      $501,922,158          $474,186,450
                                                                                ============================================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                                           $ 180,116,147         $ 151,569,147
Accounts payable                                                                            2,180,939             3,812,578
Accrued expenses                                                                            3,092,794             1,158,014
Rents received in advance                                                                     220,920               463,997
Tenant security deposits                                                                    1,887,367             1,854,462
                                                                                --------------------------------------------
                                                                                          187,498,167           158,858,198

Shareholders' equity
Common stock, no par value,  authorized 50,000,000
   shares; issued and outstanding 35,752,760 shares
   and 35,510,327  shares, respectively                                                   351,868,663           349,135,379
Deferred compensation                                                                         (57,477)              (62,976)
Distributions greater than net income                                                     (37,387,195)          (33,744,151)
                                                                                --------------------------------------------

                                                                                          314,423,991           315,328,252
                                                                                --------------------------------------------

                Total Liabilities and Shareholders' Equity                              $ 501,922,158         $ 474,186,450
                                                                                 ============================================



See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                                                           Three Months Ended         Three Months Ended
                                                                               March 31,                  March 31,
                                                                                1998                       1997
                                                                         ------------------------------------------------
REVENUE:
                Rental income                                                  $ 20,120,435                 $ 15,005,315
                Other income                                                        842,034                      380,030

EXPENSES:
                     Property  and maintenance                                    5,499,525                    4,180,639
                     Taxes and insurance                                          1,523,849                    1,396,859
                     Property management                                            512,319                      392,200
                     General and administrative                                     356,339                      346,119
                     Amortization expense and other  depreciation                    16,138                        7,641
                     Depreciation of rental property                              4,683,384                    3,184,003
                     Other                                                          406,959                      359,437
                     Management contract  termination                                     -                      135,999
                                                                         ------------------------------------------------

                                             Total expenses                      12,998,513                   10,002,897
                                                                         ------------------------------------------------

Income  before interest income (expense)                                          7,963,956                    5,382,448

   Interest and dividend income                                                      93,010                        3,140
   Interest expense                                                              (2,820,918)                  (1,383,848)
                                                                         ------------------------------------------------

Net income                                                                      $ 5,236,048                  $ 4,001,740
                                                                         ================================================

Basic and diluted earnings per common  share                                         $ 0.15                       $ 0.14
                                                                         ================================================

Distributions per common share                                                       $ 0.26                       $ 0.25
                                                                         ================================================







See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                  Common Stock                                   Distributions
                                         -------------------------------                             greater              Total
                                          Number                              Deferred                than             Shareholders'
                                         of Shares           Amount        Compensation           Net Income              Equity
                                         ------------------------------------------------------------------------------------------

Balance at December 31, 1997              35,510,327     $ 349,135,379       $ (62,976)         $ (33,744,151)       $ 315,328,252

Net income                                     -                 -                  -               5,236,048            5,236,048
Cash distributions declared and paid
  to shareholders ($. 26  per share)           -                 -                  -              (8,879,092)          (8,879,092)
Amortization of deferred compensation          -                 -               5,499                   -                   5,499
Shares issued through reinvestment
  of distributions                           242,433         2,733,284             -                     -               2,733,284
                                        -------------------------------------------------------------------------------------------

Balance at  March 31, 1998                35,752,760     $ 351,868,663       $ (57,477)         $ (37,387,195)      $ 314,423,991
                                        ===========================================================================================


See accompanying notes to financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                           1998                      1997
                                                                  --------------------------------------------
Cash flow from operating activities:

   Net income                                                            $5,236,048                $4,001,740
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                                      4,699,522                 3,191,644
       Amortization of deferred compensation                                  5,499                     5,499
       Amortization of deferred financing costs                              50,001                    66,666
       Management contract  termination                                           -                   135,999
       Amortization of Apple Realty Group, Inc. contract                    259,965                   250,000
     Changes in operating assets and liabilities:
       Prepaid expenses                                                      24,375                   172,015
       Other assets                                                        (542,383)               (1,812,670)
       Accounts payable                                                  (1,631,639)               (1,375,481)
       Accrued expenses                                                   1,934,780                 1,192,868
       Rent received in advance                                            (243,077)                 (298,616)
       Tenant security deposits                                              32,905                    83,008
                                                                  --------------------------------------------

                     Net cash provided by operating activities            9,825,996                 5,612,672

Cash flow from investing activities:

   Acquisitions of rental property                                      (27,906,914)              (35,191,500)
   Capital improvements                                                  (5,072,554)               (5,919,702)
   Apple Realty Group, Inc. contract purchase                                     -                  (350,000)
                                                                  --------------------------------------------

                     Net cash used in investing activities              (32,979,468)              (41,461,202)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                   41,295,000               120,427,606
   Repayments of short-term borrowings                                  (12,748,000)              (82,434,647)
   Net proceeds from issuance of shares                                   2,733,284                 5,691,552
   Cash distributions declared and paid to shareholders                  (8,879,092)               (7,013,490)
                                                                  --------------------------------------------

                     Net cash provided by financing activities           22,401,192                36,671,021

                     Increase  (decrease) in cash and cash equivalents     (752,280)                  822,491

Cash and cash equivalents, beginning of period                            4,513,986                 3,182,651
                                                                  --------------------------------------------

                                             Cash and cash equivalents
                                             end of  period              $3,761,706                $4,005,142
                                                                  ============================================



See accompanying notes to financial statements.

                      CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1998


(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 Form 10-K.

         All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

         As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company does not currently have any items of comprehensive income requiring separate reporting and disclosure.

(2)  Notes Payable

         In October, 1997, the Company obtained a $175 million unsecured line of credit with a consortium of six banks to fund property acquisitions. The new line of credit bears interest at one month LIBOR plus 120 basis points. In addition, the Company is obligated to pay lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. The entire balance is due on October 30, 2000. At March 31, 1998, borrowings under the agreement were $174 million.

         During 1997, the Company also obtained a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 160 basis points and is due on March 31, 1999. At March 31, 1998, borrowings under the agreement were $715,000.

(3)   Related Parties

         In August 1996, Glade M. Knight, Chairman and Chief Executive Officer of the Company, established Apple Residential Income Trust, Inc. (Apple) for the purpose of acquiring apartment communities in Texas. Companies owned by Mr. Knight provided advisory, property management, and asset acquisition services to Apple. In March 1997, the Company entered into subcontract arrangements with the companies owned by Mr. Knight to provide property management services and advisory services to Apple. Property management fees are 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees are .1% to 25% of total capital raised by Apple based on the financial performance of Apple as defined in the agreement. The amount of fees received by the Company under the contracts for the three months ended March 31,1998 were $351,534 and direct expenses associated with providing these services were $121,345.

         During March 1997, the Company acquired all the assets of Apple Realty Group, Inc., which provided the real estate acquisition and disposal services for Apple. The sole asset of Apple Realty Group, Inc. was the acquisition/disposition contract with Apple, which expires on October 31, 2001. The Company paid $350,000 cash and issued stock valued at $1,650,000 for this contract. Under the terms of the contract, Apple pays a real estate commission equal to 2% of the purchase price of the properties acquired. The Company is amortizing its purchase of this contract over the anticipated total acquisitions by Apple during the contract period. For the three months ended March 31,1998, the Company received $490,500 in real estate commissions under this contract and amortized $259,965 of the purchase price of this contract.

         Apple granted the Company a continuing right to own 9.8% of the common shares of Apple at its selling price, net of selling commissions. In April 1997, the Company purchased 417,778 shares of Apple for $3.76 million. This represents approximately 2.5% of the common shares of Apple outstanding as of March 31, 1998. Apple shares are sold under a "best efforts" offering, and no market exists for trading of Apple shares. For the three months ended March 31, 1998, dividend income from the Company's investment in Apple was $83,550.

(4) Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months                     Three Months
                                                  Ended                            Ended
                                                 3/31/98                          3/31/97
                                                 -------                          -------
         Numerator:
               Net income                     $ 5,236,048                      $ 4,001,740
               Numerator for basic and
               diluted earnings                 5,236,048                        4,001,740
         Denominator:
               Denominator for basic
               earnings per share-weighted-
               average shares                  35,752,760                       28,424,683
         Effect of dilutive securities:
               Stock options                        5,651                              343
         -------------------------------------------------------------------------------------------
         Denominator for diluted earnings
               per share-adjusted weighted-
               average shares and assumed
              conversions                      35,758,411                       28,425,026
         -------------------------------------------------------------------------------------------

         Basic and diluted earnings per
              common share                    $      0.15                      $      0.14
         --------------------------------------------------------------------------------------------

(5) Subsequent Events

         In April 1998, the Company distributed to its shareholders approximately $9,295,697 (26 cents per share) of which approximately $2,766,046 was reinvested in the purchase of additional shares of the Company.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's ownership of stock in Apple and the acquisition, advisory and property management services provided to Apple. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, the properties or Apple, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Results of Operations

         Income and occupancy
         The Company's property operations for the three months ended March 31, 1998 reflect the operations from the 51 properties acquired before 1998 and from the 3 properties acquired in 1998 from their respective acquisition dates. The increase in rental income and operating expenses from first quarter 1997 to first quarter 1998 is primarily due to a full quarter of operation of the 1997 acquisitions as well as the incremental effect of the 1998 acquisitions.

         Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first three months increased to $20,120,435 in 1998 from $15,005,315 in 1997 due to the factors above. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates. The Company's other sources of income are fees for certain services provided to Apple and returns on the investment of its cash and cash reserves.

         Overall economic occupancy for the Company's properties averaged 91% and 92% at the end of the three months ended March 31, 1998 and 1997, respectively. Overall average rental rates for the portfolio increased 5.4% from $556 at March 31, 1997, to $586 at March 31, 1998.

         Comparable property operations
         On a comparative basis, the 39 properties acquired prior to 1997 provided rental and operating income of $15,994,634 and $10,171,367, respectively during the quarter ended March 31, 1998 and $15,232,646 and $9,552,573 for the same period in 1997. This represents an increase from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 of 5% and 6%, respectively.

         Expenses
         Total expenses for the first three months increased to $12,998,513 in 1998 from $10,002,897 in 1997. The increases are due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding management contract termination, general and administrative, amortization and depreciation expense, to rental income) was 40% and 43% for the three months ended March 31, 1998 and 1997, respectively.

         Depreciation expense for the first three months has increased to $4,683,384 in 1998 from $3,184,003 in 1997. The increase is directly attributable to the acquisition of additional apartment communities in 1998 and 1997.


         General and administrative expenses totaled 1.8% of rental income for the three months ended March 31,1998 and 2.3% for the same period in 1997. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

         Interest and investment income and expense
         The Company earned interest income of $9,460 in 1998 and $3,140 in 1997 from the investment of its cash and cash reserves. The Company incurred interest expense of $2,820,918 and $1,383,848 during the first three months of 1998 and 1997, respectively, associated with borrowings under its line of credit. This is a result of the increased use of its line of credit to fund acquisitions.

         Income and expense from relationship with Apple Residential Income
         Trust
         The Company received $351,534 and $46,431, for the quarters ended March 31, 1998 and 1997, respectively, for advisory and property management services rendered to Apple. The Company received $490,500 and $333,540, for the quarters ended March 31,1998 and 1997, respectively, in real estate commissions under separate contract and amortized $259,965 as of March 31,1998 and $250,000 as of March 31, 1997 of the purchase price of this contract. The Company incurred approximately $121,345 and $27,738 for the quarters ended March 31, 1998 and 1997 in related expenses. Dividend income from the Company's investment in Apple was $83,550 for the three months ended March 31, 1998.

Liquidity and Capital Resources

         General
         There was a significant change in the Company's liquidity during the three months ended March 31,1998 as the Company continued to acquire properties. Using the proceeds from its line of credit, the Company acquired 662 apartment units in three residential rental communities during the three months ended March 31,1998. These acquisitions brought the total number of residential communities to 54 and the total apartment units owned at March 31, 1998 to 12,584.

         The following is a summary of the properties acquired during 1998:



Property Name                                 Date Acquired          Units        Purchase Price           Location
Stone Point Apartments                        January 1998            192            $9,700,000         Charlotte,NC
Pinnacle Ridge Apartments                       March 1998            166            $5,731,150         Asheville,NC
 (formerly named Edgewood Knoll)
 Hampton Pointe Apartments                      March 1998            304           $12,225,000        Charleston,SC

        Investment  in Apple Residential Income Trust
        As of March 31,1998, the Company's 417,778 common shares of Apple represent approximately 2.5% of common shares of Apple outstanding at March 31,1998. The Company has a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions.

        Notes payable
        The Company continued to acquire property and finance improvements during the quarter using its unsecured line of credit with the consortium of banks. As of March 31,1998, the Company had an outstanding balance of $174 million on the acquisition line of credit and $715,000 on its general corporate line of credit. In addition, the Company had outstanding a $5.5 million unsecured note.

        Capital  Requirements
        The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1998. However, no material commitments existed on April 1, 1998 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including additional equity, cash reserves, and debt, provided by its line of credit (including possible increases thereunder).

        The Company capitalized $5.1 million of improvements to its various properties during the first quarter of 1998. It is anticipated that some $12 million in additional capital improvements will be completed during the next year on the current portfolio.

        The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

        Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 31% of all first quarter 1998 distributions, totaling $2,733,284, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1998.

Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27-Financial Data Schedule

   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31,1998, the items reported and the financial statements included in such filings.

        Type and Date
         of Reports                    Items Reported                     Financial Statements Filed
         Form  8-K/A  (date of         7                                Historical Statements of Income and Direct
         Original Report:                                               Operating  Expenses of  Stone  Brooke (formerly
         October 31, 1997)                                              Barrington Parc), St. Regis (formerly Sterling
                                                                        Arbor), and Remington Place (formerly Sterling
                                                                        Place)  for the twelve months ended September
                                                                        30, 1997.

         Form 8-K dated             5, 7                                None
         December 30, 1997

         Form 8-K dated             5, 7                                None
         January 13, 1998

         Form 8-K dated             2, 7                                None
         January 15, 1998

         Form 8-K/A (date of           7                               Historical Statement of Income and Direct
         Original Report:                                              Operating Expenses of Stone Point Apartments
         January 15,1998)                                              (formerly  Sterling  Point),  for
                                                                       the twelve months ended December 31, 1997.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE:  5/6/98                  BY:      /s/ Stanley J. Olander
                                        -----------------------------------
                                            Stanley J. Olander
                                 Vice President and Chief Financial Officer