Form 10-Q
period 1998-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1998-08-14
CIK 854875

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1998


                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        -------------   ---------------
                        Commission File Number 1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                           54-1589139
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

      306 EAST MAIN STREET
       RICHMOND, VIRGINIA                                         23219
(Address of principal executive offices)                       (Zip Code)

                                (804) 643-1761
             (Registrant's telephone number, including area code)

                                Not Applicable
                (Former name, former address, and former fiscal
                       year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       At August 1, 1998, there were outstanding 43,026,249 shares of common stock, no par value, of the registrant.

                    CORNERSTONE REALTY INCOME TRUST, INC.
                                  FORM 10-Q

                                      INDEX


                                                               Page Number
PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets - June 30, 1998            3
               and December 31, 1997

               Consolidated Statements of Operations -                4
               Three months ended June 30, 1998
               and June 30, 1997
               Six months ended June 30, 1998
               and June 30, 1997

               Consolidated  Statement  of  Shareholders' Equity      5
               Six months ended June 30, 1998

               Consolidated Statements of Cash Flows -                6
               Six months ended June 30, 1998
               and June 30, 1997

               Notes to Consolidated Financial Statements             7

      Item 2.  Management's Discussion and Analysis                  10
               of Financial Condition and Results of
               Operations

PART II.       OTHER INFORMATION:

      Item 1.  Legal Proceedings (not applicable).

      Item 2.  Changes in Securities (not applicable).

      Item 3.  Defaults Upon Senior Securities
               (not applicable).

      Item 4.  Submission of Matters to a Vote of
               Security Holders (not applicable).

      Item 5.  Other Information (not applicable).

      Item 6.  Exhibits and Reports on Form 8-K.                     14

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                          June 30,                December 31,
                                                            1998                     1997
                                                        ------------             ------------

ASSETS

Investment in Rental Property
Land                                                     $82,938,664              $76,812,953
Buildings and property improvements                      442,482,870              402,545,094
Furniture and fixtures                                     9,896,228                8,217,149
                                                        ------------             ------------

                                                         535,317,762              487,575,196
Less accumulated depreciation                            (37,176,705)             (27,486,630)
                                                        ------------             ------------

                                                         498,141,057              460,088,566

Cash and cash equivalents                                  4,218,878                4,513,986
Prepaid expenses                                             506,155                  797,484
Other assets                                               8,816,564                8,786,414
                                                        ------------             ------------

            Total Assets                                $511,682,654             $474,186,450
                                                        ============             ============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                           $162,447,999             $151,569,147
Accounts payable                                           1,997,273                3,812,578
Accrued expenses                                           3,297,074                1,158,014
Rents received in advance                                    189,798                  463,997
Tenant security deposits                                   1,843,827                1,854,462
                                                        ------------             ------------

            Total Liabilities                            169,775,971              158,858,198

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 38,608,345 shares
   and 35,510,327 shares, respectively                   383,128,652              349,135,379
Deferred compensation                                        (51,978)                 (62,976)
Distributions greater than net income                    (41,169,991)             (33,744,151)
                                                        ------------             ------------

            Total Shareholders' Equity                   341,906,683              315,328,252
                                                        ------------             ------------

            Total Liabilities and Shareholders' Equity  $511,682,654             $474,186,450
                                                        ============             ============



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended                   Six Months Ended
                                                               June 30,     June 30,                June 30,   June 30,
                                                                1998          1997                    1998       1997
                                                             ------------------------            ------------------------
REVENUE:
         Rental income                                       $21,871,386  $16,832,067            $41,991,821  $31,837,382
         Other income                                            850,520      522,677              1,692,554      902,707

EXPENSES:
           Property and maintenance                            5,976,007    4,715,814             11,475,532    8,896,453
           Taxes and insurance                                 1,681,144    1,436,538              3,204,993    2,833,397
           Property management                                   543,061      439,881              1,055,380      832,081
           General and administrative                            566,998      363,728                923,337      709,847
           Amortization  expense and other depreciation           14,146       17,641                 30,284       25,282
           Depreciation of rental property                     5,006,691    3,781,370              9,690,075    6,965,373
           Other                                                 361,697      382,005                768,656      741,442
           Management contract termination                             -      135,999                      -      271,998
                                                               ------------------------             ----------------------


                          Total expenses                      14,149,744   11,272,976              27,148,257  21,275,873
                                                               ------------------------             ----------------------

Income before interest  income (expense)                       8,572,162    6,081,768              16,536,118  11,464,216

   Interest  and investment income                               128,189      100,641                 221,199     103,781
   Interest expense                                           (3,187,420)  (1,653,105)             (6,008,338) (3,036,953)
                                                              ------------------------             ----------------------

Net income                                                    $5,512,931   $4,529,304             $10,748,979  $8,531,044
                                                              ========================             ======================

Basic and diluted earnings per common share                       $ 0.15       $ 0.14                  $ 0.30      $ 0.28
                                                              ========================             ======================

Distributions per common share                                    $ 0.26      $ 0.25                   $ 0.51      $ 0.50
                                                              ========================             ======================

See accompanying notes to consolidated financial statements

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                       Distributions
                                                                                                         (Greater)       Total
                                                                   Number                  Deferred      Less than    Shareholders'
                                                                  of Shares     Amount    Compensation   Net Income      Equity
                                                                 -----------------------------------------------------------------

Balance at December 31, 1997                                     35,510,327  $349,135,379    ($62,976) ($33,744,151)  $315,328,252

Net proceeds from the sale of shares                              2,611,475    28,437,797           -             -     28,437,797
Net income                                                                -             -           -    10,748,979     10,748,979
Cash distributions declared to shareholders ($. 51  per share)            -             -           -   (18,174,819)   (18,174,819)
Amortization of deferred compensation                                     -             -      10,998             -         10,998
Shares issued through dividend reinvestment plan                    486,543     5,555,476           -             -      5,555,476
                                                                 -----------------------------------------------------------------

Balance at June 30, 1998                                         38,608,345  $383,128,652    ($51,978) ($41,169,991)  $341,906,683
                                                                 =================================================================



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Six  Months Ended
                                                                                   June 30,                 June 30,
                                                                                     1998                     1997
                                                                                  -------------------------------------
Cash flow from operating activities:

   Net income                                                                     $10,748,979               $8,531,044
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                  9,720,359                6,990,655
     Amortization of deferred compensation                                             10,998                   11,000
     Amortization of Apple Realty Group contract purchase                             463,538                  456,000
     Amortization of deferred financing costs                                         106,531                        -
     Management contract termination                                                        -                  271,998
     Changes in operating assets and liabilities:
       Prepaid expenses                                                               291,329                  (45,222)
       Other assets                                                                  (630,503)                 335,356
       Accounts payable                                                            (1,815,305)                (914,741)
       Accrued expenses                                                             2,139,060                1,426,855
       Rent received in advance                                                      (274,199)                (282,739)
       Tenant security deposits                                                       (10,635)                 216,240
                                                                                  -----------              -----------

               Net cash provided by operating activities                           20,750,152               16,996,446

Cash flow from investing activities:

   Acquisitions of rental property                                                (36,200,620)             (74,526,278)
   Capital improvements                                                           (11,541,946)             (11,981,229)
    Purchase of Apple Realty Group contract                                                 -                 (350,000)
    Purchasee of Apple Residential Income Trust, Inc. common stock                          -               (3,760,000)
                                                                                  -----------              -----------

               Net cash used in investing activities                              (47,742,566)             (90,617,507)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                             53,883,852              164,624,294
   Repayments of short-term borrowings                                            (43,005,000)            (132,377,147)
   Net proceeds from issuance of shares                                            33,993,273               57,595,792
   Cash distributions paid to shareholders                                        (18,174,819)             (14,141,344)
                                                                                  -----------              -----------

               Net cash provided by financing activities                           26,697,306               75,701,595

               Increase  in cash and cash equivalents                                (295,108)               2,080,534

Cash and cash equivalents, beginning of year                                        4,513,986                3,182,651
                                                                                  -----------              -----------

                          Cash and cash equivalents,
                          end of period                                            $4,218,878               $5,263,185
                                                                                  ===========              ===========



See accompanying notes to consolidated financial statements

                      CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1998


(1) Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 Form 10-K.

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

(2) Investment in Rental Property

      The Company purchased four properties for $35.8 million during the six months ended June 30, 1998. The following is a summary of rental property acquired during the six months ended June 30, 1998:


                                    Initial                    Date of
      Description                   Acquisition Cost           Acquisition
      -----------                   ----------------           -----------

      Stone Point                   $ 9,700,000                January, 1998
      Hampton Pointe                 12,225,000                March, 1998
      Pinnacle Ridge                  5,731,150                March, 1998
         (formerly named Edgewood
          Knoll)
      The Timbers                     8,100,000                June, 1998

(3) Notes Payable

      In October, 1997, the Company obtained a $175 million unsecured line of credit with a consortium of six banks to fund property acquisitions. The line of credit bears interest at one month LIBOR plus 120 basis points. In addition, the Company is obligated to pay the lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. The entire balance is due on October 30, 2000. At June 30, 1998, borrowings under the agreement were $155 million.

      During 1997, the Company also obtained a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 160 basis points and is due on March 31, 1999. At June 30, 1998, borrowings under the agreement were $2 million.

(4) Common Stock

      During the quarter ended June 30, 1998, the Company raised $30 million by issuing 2.6 million shares through its participation in a Unit Investment Trust, which resulted in $28.4 million net proceeds to the Company, after underwriting discounts, commissions and other direct costs. The Company used the proceeds to pay down its line of credit, the acquisition of additional apartment communities and for working capital.


(5) Related Parties

      In August 1996, Glade M. Knight, Chairman and Chief Executive Officer of the Company, established Apple Residential Income Trust, Inc. (Apple) for the purpose of acquiring apartment communities in Texas. Companies owned by Mr. Knight provided advisory, property management, and asset acquisition services to Apple. In March 1997, the Company entered into subcontract arrangements with the companies owned by Mr. Knight to provide property management services and advisory services to Apple. Property management fees are 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees are .1% to .25% of total capital raised by Apple based on the financial performance of Apple as defined in the agreement. The amount of fees received by the Company under the contracts for the six months ended June 30,1998 was $817,954 and direct expenses associated with providing these services were $253,819, net of $84,000 expense reimbursement.

      During March 1997, the Company acquired all the assets of Apple Realty Group, Inc., which provided the real estate acquisition and disposal services for Apple. The sole asset of Apple Realty Group, Inc. was the acquisition/disposition contract with Apple, which expires on October 31, 2001. The Company paid $350,000 cash and issued stock valued at $1,650,000 for this contract. Under the terms of the contract, Apple pays a real estate commission equal to 2% of the purchase price of the properties acquired. The Company is amortizing its purchase of this contract over the anticipated total acquisitions by Apple during the contract period. For the six months ended June 30, 1998, the Company received $874,600 in real estate commissions and $12,500 in expense reimbursements under this contract and amortized $463,538 of the purchase price of this contract.

      Apple granted the Company a continuing right to own 9.8% of the common shares of Apple at its selling price, net of selling commissions. In April 1997, the Company purchased 417,778 shares of Apple for $3.76 million. This represents approximately 2% of the common shares of Apple outstanding as of June 30, 1998. Apple shares are sold under a "best efforts" offering, and no market exists for trading of Apple shares. For the six months ended June 30, 1998, dividend income from the Company's investment in Apple was $168,777.

(6) Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:



                                Three Months      Six Months       Three Month     Six Months
                                Ended             Ended            Ended           Ended
                                June 30, 1998     June 30, 1998    June 30, 1997   June 30, 1997
                                -------------     -------------    --------------  -------------

Numerator:
  Net income                    $ 5,512,931       $ 10,748,979     $ 4,529,304      $ 8,531,044
Numerator for basic and
diluted earnings                  5,512,931         10,748,979       4,529,304        8,531,044
Denominator:
  Denominator for basic
  earnings per share-weighted-
  average shares                 36,894,332         36,301,575      32,139,535       30,210,173
Effect of dilutive securities:
  Stock options                       5,651              5,651             343              568
------------------------------------------------------------------------------------------------
Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and assumed
  conversions                    36,899,983         36,307,226      32,139,878       30,210,741
------------------------------------------------------------------------------------------------
Basic and diluted earnings per
  common share                  $       .15       $       0.30     $       .14      $      0.28
------------------------------------------------------------------------------------------------


(7) Subsequent Events

     In July 1998, the Company distributed to its shareholders approximately $10 million (26 cents per share) of which approximately $2.7 million was reinvested in the purchase of additional shares of the Company.

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

Results of Operations

      Income and occupancy
      Substantially all of the Company's income is from the rental operation of apartment communities. The Company's rental income increased 32% in the first six months of 1998 to $42 million up $10 million over the first six months of 1997. For the second quarter of 1998, the Company's rental income of $21.9 million was $5 million, or 30% higher than the same period of 1997. The increases in rental income are primarily due to the acquisition of additional apartment communities in 1998 and 1997.

      Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates. The Company's other sources of income are fees for certain services provided to Apple and returns on the investment of its cash and cash reserves.

      Overall economic occupancy for the Company's properties averaged 92% for the six months ended June 1998 and 1997, respectively. For the second quarter of 1998 and 1997, economic occupancy averaged 93% and 92%, respectively. Overall average rental rates for the portfolio increased 4.6% from $566 at June 30, 1997, to $592 at June 30, 1998. For the second quarter of 1998 and 1997, average rental rates increased 6.8% from $546 to $583, respectively.

      Comparable property operations
      On a comparative basis, the 39 properties acquired prior to 1997 provided rental and operating income of $29 million and $18.6 million respectively during the first six months of 1998 and $27.7 million and $17.4 million for the same period in 1997. This represents an increase from the first six months of 1997 to the first six months of 1998 of 5% and 7%, respectively. During the second quarter of 1998 and 1997, these same community operations provided rental and operating income of $14.8 million and $9.5 million and $14 million and $8.8 million, respectively. This represents an increase from the second quarter of 1997 to the second quarter of 1998 of 5% and 7%, respectively.

      Expenses
      Total expenses for the first six months increased to $27 million in 1998 from $21 million in 1997. For the second quarter of 1998, total expenses increased to $14 million from $11 million for the same period in 1997. The increases are due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding management contract termination, general and administrative, amortization and depreciation expense, to rental income) was 39% and 42% for the six months ended June 30, 1998 and 1997, respectively. For the second quarter of 1998 and 1997, the operating expense ratio was 39% and 41%, respectively.

      Depreciation expense for the first six months has increased to $9.7 million in 1998 from $7 million in 1997. For the second quarter of 1998 and 1997 depreciation expense was $5 million and $3.8 million, respectively. The increases are directly attributable to the acquisition of additional apartment communities in 1998 and 1997.

      General and administrative expenses totaled 2.2% of rental income for the first six months of 1998 and 1997. For the second quarter of 1998 and 1997, general and administrative expenses totaled 2.6% and 2.2%, respectively, of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

      Interest and investment income and expense
      The Company earned interest income of $52,422 in 1998 and $20,285 in 1997 from the investment of its cash and cash reserves. For the second quarter of 1998, interest income was $42,962 and $17,086 for the same period in 1997.

      The Company incurred interest expense of $6 million and $3 million during the first six months of 1998 and 1997, respectively, associated with borrowings under its line of credit. For the quarter ended June 30, 1998 and 1997, interest expense was $3 million and $2 million, respectively. The increases are a result of the increased use of its line of credit to fund acquisitions.

      Income and expense from relationship with Apple Residential Income Trust The Company received $817,954 and $228,641, for the first six months of 1998 and 1997, respectively, for advisory and property management services rendered to Apple. For the second quarter of 1998 and 1997, the Company received $466,420 and $182,151, respectively for the same services. The Company received $874,600 and $674,066, for the first six months of 1998 and 1997, respectively, in real estate commissions under separate contract and amortized $463,538 as of June 30,1998 and $456,000 as of June 30, 1997
      of the purchase price of this contract. During the second quarter of 1998 and 1997, the Company received $384,100 and $340,526, respectively, in real estate commissions. The Company amortized $203,573 in the second quarter of 1998 and amortized $206,000 for the same period in 1997 of the purchase price of the contract. The Company incurred approximately $253,819 and $122,114 for the six months ended June 30, 1998 and 1997 in related expenses. For the second quarter of 1998, the Company incurred $132,474 and $94,376 for the same period in 1997. Dividend income from the Company's investment income in Apple was $168,777 for the first six months of 1998 and $83,496 for the first six months of 1997. For the second quarter of 1998, the investment income was $85,227.

Liquidity and Capital Resources

      General
      There was a significant change in the Company's liquidity during the first six months of 1998 as the Company continued to acquire properties. Using the proceeds from its line of credit and from the sale of its common shares, the Company acquired 840 apartment homes in four residential rental communities during the six months ended June 30, 1998. These acquisitions brought the total number of residential communities to 55 and the total apartment homes owned at June 30, 1998 to 12,762.

      The following is a summary of the properties acquired during 1998:


                                                 Apartment
      Property Name               Date Acquired    Homes   Purchase Price    Location
      -------------               -------------    -----   --------------    --------

      Stone Point Apartments       January 1998     192     $ 9,700,000      Charlotte,NC
      Hampton Pointe Apartments      March 1998     304      12,225,000      Charleston,SC
      Pinnacle Ridge Apartments      March 1998     166       5,731,150      Asheville,NC
       (formerly named Edgewood Knoll)
      The Timbers                     June 1998     176       8,100,000      Raleigh, NC

      Investment in Apple Residential Income Trust
      As of June 30, 1998, the Company's 417,778 common shares of Apple represent approximately 2% of common shares of Apple outstanding at June 30, 1998. The Company has a right (extending through the end of Apple's initial public offering) to own up to 9.8% of the common shares of Apple at the offering price, net of selling commissions.

      Notes payable
      The Company continued to acquire property and finance improvements during the first six months of 1998 using its unsecured line of credit with the consortium of banks. As of June 30, 1998, the Company had an outstanding balance of $155 million on the acquisition line of credit and $2 million on its general corporate line of credit. In addition, the Company had outstanding a $5.5 million unsecured note.

      Capital  Requirements
      The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1998. However, no material commitments existed on August 1, 1998 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including additional equity, cash reserves, and debt provided by its line of credit (including possible increases thereunder).

      The Company capitalized $11.5 million of improvements to its various properties during the first two quarters of 1998. It is anticipated that some $12 million in additional capital improvements will be completed during the next twelve months on the current portfolio.

      The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

      Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. During 1998 approximately 30.6% of the first and second quarter distributions, totaling $5,555,476, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1998.

Part II, Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - Exhibit 27-Financial Data Schedule

  (b) Reports on Form 8-K

      The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 1998, the items reported and the financial statements included in such filings.

    Type and Date
     of Reports             Items Reported      Financial Statements Filed
  -------------------------------------------------------------------------

    Form 8-K dated          2, 7                Historical Statements of Income
    March 31, 1998                              and Direct Operating Expenses of
                                                Hampton Pointe Apartments and
                                                Pinnacle Ridge Apartments
                                                (formerly Edgewood Knoll) for
                                                the twelve months ended
                                                February 28, 1998.

    Form 8-K dated          5, 7                None
    May 12, 1998

    Form 8-K dated
    May 29, 1998            5, 7                None

    Form 8-K dated
    June 4, 1998            2, 7                None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE: 8-14-98                    BY:/s/ Stanley J. Olander
      -------                    ---------------------------
                                 Stanley J. Olander
                                 Vice President and Chief Financial Officer