Form 10-Q
period 1998-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1998-11-13
CIK 854875

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       At November 1, 1998, there were outstanding 39,112,958 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                     Page Number
PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September  30, 1998       3
                     and December 31, 1997

                  Consolidated Statements of Operations -                 4
                      Three months ended September 30, 1998
                      and September 30, 1997
                      Nine months ended September 30, 1998
                      and September 30, 1997
                      Consolidated Statement of Shareholders' Equity-     5
                      Nine months ended September 30, 1998

                      Consolidated Statements of Cash Flows -             6
                      Nine months ended September 30, 1998
                      and September 30, 1997

                      Notes to Consolidated Financial
                      Statements                                          7
       Item 2.    Management's Discussion and Analysis                   12
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

      Item 2.     Changes in Securities (not applicable).

      Item 3.     Defaults Upon Senior Securities
                  (not applicable).

      Item 4.     Submission of Matters to a Vote of
                  Security Holders (not applicable).

      Item 5.     Other Information (not applicable).

      Item 6.     Exhibits  and  Reports on Form 8-K.                   17

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           September 30,        December 31,
                                                               1998                 1997
                                                           --------------      ---------------

ASSETS

Investment in Rental Property
Land                                                        $ 86,076,966          $76,812,953
Buildings and property improvements                          466,514,341          402,545,094
Furniture and fixtures                                        11,187,945            8,217,149
                                                           --------------      ---------------
                                                             563,779,252          487,575,196
Less accumulated depreciation                                (42,482,032)         (27,486,630)
                                                           --------------      ---------------
                                                             521,297,220          460,088,566

Cash and cash equivalents                                      4,069,280            4,513,986
Prepaid expenses                                                 446,202              797,484
Other assets                                                   9,063,522            8,786,414
                                                           --------------      ---------------

           Total Assets                                     $534,876,224         $474,186,450
                                                           ==============      ===============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                               $185,499,999         $151,569,147
Accounts payable                                               2,110,858            3,812,578
Accrued expenses                                               4,697,340            1,158,014
Rents received in advance                                        204,525              463,997
Tenant security deposits                                       1,728,587            1,854,462
                                                           --------------      ---------------

           Total Liabilities                                 194,241,309          158,858,198

Shareholders' equity
Common stock, no par value, authorized 50,000,000
   shares; issued and outstanding 38,856,370 shares
   and 35,510,327 shares, respectively                       385,602,116          349,135,379
Deferred compensation                                            (46,479)             (62,976)
Distributions greater than net income                        (44,920,722)         (33,744,151)
                                                           --------------      ---------------

           Total Shareholders' Equity                        340,634,915          315,328,252
                                                           --------------      ---------------

           Total Liabilities and Shareholders' Equity       $534,876,224         $474,186,450
                                                           ==============      ===============




See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                             Three Months Ended                         Nine Months Ended
                                                        September 30, September 30,               September 30,  September 30,
                                                            1998           1997                        1998           1997
                                                        -----------------------------             ------------------------------
REVENUE:
        Rental income                                    $ 23,138,533   $ 18,392,072                $ 65,130,354   $ 50,229,454
        Other income                                        1,860,746        573,334                   3,553,300      1,476,041

EXPENSES:
               Property and maintenance                     6,623,932      5,077,099                  18,099,464     13,973,552
               Taxes and insurance                          1,957,514      1,556,811                   5,162,507      4,390,207
               Property management                            512,327        414,354                   1,567,707      1,246,435
               General and administrative                     424,479        351,381                   1,347,816      1,061,228
               Amortization  expense and other depreciation     8,176         32,934                      38,460         58,216
               Depreciation of rental property              5,305,327      3,826,280                  14,995,402     10,791,653
               Other                                          761,534        327,594                   1,530,189      1,069,036
               Management contract termination                      -        141,754                     -              413,752
                                                        -----------------------------             ------------------------------

                        Total expenses                     15,593,289     11,728,207                  42,741,545     33,004,079
                                                        -----------------------------             ------------------------------

Income before interest  income (expense)                    9,405,990      7,237,199                  25,942,109     18,701,416

   Interest  and investment income                            102,490        103,780                     323,689        207,560
   Interest expense                                        (3,219,107)    (2,004,133)                 (9,227,446)    (5,041,086)
                                                        -----------------------------             ------------------------------

Net income                                               $  6,289,373   $  5,336,846                $ 17,038,352   $ 13,867,890
                                                        =============================             ==============================

Basic and diluted earnings per common share              $       0.16   $       0.15                $       0.46   $       0.44
                                                        =============================             ==============================

Distributions per common share                           $       0.26   $       0.25                $       0.77   $       0.75
                                                       =============================             ==============================

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Distributions
                                                                                                   (Greater)       Total
                                                           Number                    Deferred      Less than   Shareholders'
                                                          of Shares     Amount     Compensation    Net Income     Equity
                                                         --------------------------------------------------------------------

Balance at December 31, 1997                              35,510,327  $349,135,379      ($62,976) ($33,744,151) $315,328,252

Net proceeds from the sale of shares                       2,618,825    28,192,744       -             -          28,192,744
Net income                                                    -            -             -          17,038,352    17,038,352
Cash distributions declared to shareholders
 ($.77  per share)                                            -            -             -         (28,214,923)  (28,214,923)
Amortization of deferred compensation                         -            -              16,497       -              16,497
Shares issued through dividend reinvestment plan             727,218     8,273,993       -             -           8,273,993
                                                         --------------------------------------------------------------------

Balance at September  30, 1998                            38,856,370  $385,602,116      ($46,479) ($44,920,722) $340,634,915
                                                         ===================================================================




See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended
                                                             September 30,           September 30,
                                                                 1998                    1997
                                                             --------------------------------------
Cash flow from operating activities:

   Net income                                                  $17,038,352             $13,867,890
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                              15,033,862              10,849,869
     Amortization of deferred compensation                          16,497                  16,497
     Amortization of Apple Realty Group contract purchase        1,043,349                 626,000
     Management contract termination                                     -                 402,907
     Amortization of deferred financing costs                      161,890                 191,664
     Changes in operating assets and liabilities:
       Prepaid expenses                                            351,282                 196,750
       Other assets                                             (1,520,806)               (351,725)
       Accounts payable                                         (1,701,720)             (1,196,288)
       Accrued expenses                                          3,539,326               1,823,866
       Rent received in advance                                   (259,472)               (254,894)
       Tenant security deposits                                   (125,875)                224,647
                                                             --------------          --------------

                     Net cash provided by operating activities  33,576,685              26,397,183

Cash flow from investing activities:

   Acquisitions of rental property                             (56,908,659)           (108,564,222)
   Capital improvements                                        (19,295,398)            (18,343,087)
   Purchase of Apple Realty Group contract                               -                (350,000)
   Purchase of Apple Residential Income Trust, Inc.                      -              (3,760,000)
                                                             --------------          --------------

                     Net cash used in investing activities     (76,204,057)           (131,017,309)

Cash flow from financing activities:

   Proceeds from short-term borrowings                          86,189,852             209,187,294
   Repayments of short-term borrowings                         (52,259,000)           (141,300,147)
   Net proceeds from issuance of shares                         36,466,737              60,687,079
   Cash distributions paid to shareholders                     (28,214,923)            (22,686,901)
                                                             --------------          --------------

                     Net cash provided by financing activities  42,182,666             105,887,325

                      Increase (decrease) in cash and cash
                         equivalents                              (444,706)              1,267,199

Cash and cash equivalents, beginning of year                     4,513,986               3,182,651
                                                             --------------------------------------

Cash and cash equivalents, end of period
                                                                $4,069,280              $4,449,850
                                                             ======================================




See accompanying notes to consolidated financial statements.

                  CORNERSTONE REALTY INCOME TRUST, INC
            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1998


(1)  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 Form 10-K.

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

(2)   Investment in Rental Property

      The Company purchased six properties for $56 million during the nine months ended September 30, 1998. The following is a summary of rental property acquired during the nine months ended September 30, 1998:

                                     Initial                      Date of
      Description                   Acquisition Cost           Acquisition
      -----------                   ----------------           -----------
      Stone Point                   $ 9,700,000                 January, 1998
      Hampton Pointe                 12,225,000                   March, 1998
      Pinnacle Ridge                  5,731,150                   March, 1998
         (formerly  named
         Edgewood Knoll)
      The Timbers                     8,100,000                    June, 1998
      The Gables                     11,500,000                    July, 1998
      Spring Lake                     9,000,000                  August, 1998

(3)  Notes Payable

      In October, 1997, the Company obtained a $175 million unsecured line of credit with a consortium of six banks to fund property acquisitions. The line of credit bears interest at one month LIBOR plus 120 basis points. In addition, the Company is obligated to pay the lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. The entire balance is due on October 30, 2000. At September 30, 1998, borrowings on the unsecured line of credit were $175 million.

      On October 16, 1998, the Company closed a $25 million extension on its unsecured line of credit, bringing to $200 million the maximum permitted borrowing under the Company's unsecured line of credit. The $25 million extension on its unsecured line of credit is due on February 28, 1999. At October 31, 1998, borrowings under the agreement were $196 million.

      During 1997, the Company also obtained a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 160 basis points and is due on March 31, 1999. At September 30, 1998, borrowings under the agreement were $5 million.

(4)  Common Stock

      During 1998, the Company raised $30 million by issuing 2.6 million common shares through its participation in a Unit Investment Trust, which resulted in $28.1 million net proceeds to the Company, after underwriting discounts, commissions and other direct costs. The Company used the proceeds to pay down its line of credit, the acquisition of additional apartment communities and for working capital.

(5)  Related Parties

      In August 1996, Glade M. Knight, Chairman and Chief Executive Officer of the Company, established Apple Residential Income Trust, Inc. (Apple) for the purpose of acquiring apartment communities in Texas. Companies owned by Mr. Knight and the Company have contracts to provide advisory, property management, and asset acquisition services to Apple. The Company owns all of the preferred shares of these companies, entitling the Company to 95% of the dividends payable by those companies. In March 1997, the Company entered into subcontract arrangements with these companies to provide property management services and advisory services to Apple. Property management fees are 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees are .1% to .25% of total capital raised by Apple based on the financial performance of Apple as defined in the agreement. The amount of fees received by the Company under the contracts for the nine months ended September 30,1998 was $1,466,199 and direct expenses associated with providing these services were $405,482, net of $126,000 in expense reimbursements.

      During March 1997, the Company acquired all the assets of Apple Realty Group, Inc., which provided the real estate acquisition and disposition services for Apple. The sole asset of Apple Realty Group, Inc. was the acquisition/disposition contract with Apple, which expires on October 31, 2001. The Company paid $350,000 cash and issued stock valued at $1,650,000 for this contract. Under the terms of the contract, Apple pays a real estate commission equal to 2% of the purchase price of the properties acquired. The Company is amortizing its purchase of this contract over the anticipated total acquisitions by Apple during the contract period. For the nine months ended September 30,1998, the Company received $2,087,101 in real estate commissions and $32,500 in expense reimbursements under this contract and amortized $1,043,349 of the purchase price of this contract.

      Apple granted the Company a continuing right to own 9.8% of the common shares of Apple at its selling price, net of selling commissions. In April 1997, the Company purchased 417,778 shares of Apple for $3.76 million. This represents approximately 2% of the common shares of Apple outstanding as of September 30, 1998. No market currently exists for trading of Apple shares. For the nine months ended September 30, 1998, dividend income from the Company's investment in Apple was $252,326.

(6) Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                        Three Months       Nine Months       Three Month             Nine Months
                           Ended             Ended              Ended                   Ended
                   September 30, 1998  September 30, 1998  September 30, 1997    September 30, 1997
                   ------------------  ------------------  ------------------    ------------------
Numerator:
  Net income           $ 6,289,373        $17,038,352         $5,336,846            $13,867,890
Numerator for
 basic and
 diluted earnings        6,289,373         17,038,352          5,336,846             13,867,890
Denominator:
  Denominator for basic
  earnings per share-
  weighted-
  average shares        38,806,665         37,148,312         34,480,183             31,672,928
Effect of dilutive
 securities:
  Stock options             15,416             27,059              2,761                  1,299
                        ----------         ----------         ----------             ----------
Denominator for diluted
  earnings per share-
  adjusted weighted-
  average shares and
  assumed conversions   38,822,081        37,175,371         34,4482,944             31,674,227
                        ----------        ----------         -----------             ----------
Basic and diluted
 earnings per
 common share          $       .16       $      0.46        $        .15            $      0.44
                       -----------       -----------        ------------            -----------

(7) Subsequent Events

     The Company has been providing property management and advisory services to Apple through subcontract agreements (see Note 5). Effective on the close of business on September 30, 1998, the subcontract agreements were terminated and Apple Residential Advisors, Inc. ("ARA") assigned to Apple Residential Management Group, Inc. ("ARMG") its rights and responsibilities under the advisory agreement. Thus, as of October 1, 1998, the property management and advisory services to Apple are now being performed by ARMG using employees leased from the Company. These entities will be consolidated into the Company's financial statement, since the Company controls them.

      The Company has been providing real estate brokerage services to Apple under the acquisition/disposition contract it acquired when it purchased all of the assets of Apple Realty Group, Inc. (see Note 5). Effective October 1, 1998, the Company sold to ARMG its rights in the real estate brokerage agreement. Beginning on such date ARMG will provide the services and be entitled to the compensation under the real estate brokerage agreement. ARMG will lease employees necessary to provide such services from the Company.

      For the reasons set forth above, it is not expected that the restructuring of the service relationship with Apple will have any material effect on the Company.

      On October 16, 1998, the Company acquired an approximately 88 percent interest as a general partner in Cornerstone REIT, L.P., a Virginia limited partnership (the "Limited Partnership") which was organized by the Company to acquire Cape Landing Apartments, a 288-unit apartment community located in Myrtle Beach, South Carolina. The purchase price of the property was $17.1 million. The Company entered into an agreement of limited partnership (the "Agreement") with Cape Landing Apartments, LLC, a North Carolina limited liability company (the "Limited Partner"). Pursuant to the Agreement, the Limited Partner contributed an approximately 12 percent interest in the property to the Limited Partnership in exchange for 185,887 partnership units. The Limited Partner sold its remaining interest in the property to the Limited Partnership for $15.1 million. The Company contributed $15.1 million to the Limited Partnership, $11.05 million of which the Company borrowed under its unsecured line of credit and $4.05 million of which was funded from operations, in exchange for 1,403,445 partnership units. The Limited Partnership's sole asset is the property. The operating partnership units can be exchanged at the option of the holder for cash or common stock to be determined by the Company at a ratio of one share of common stock for every operating partnership unit.

      In October 1998, the Company distributed to its shareholders approximately $10 million (26 cents per share) of which approximately $2.6 million was reinvested in the purchase of additional shares of the Company.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      This report contains forward-looking statements within the meaning of
      Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's ownership of stock in Apple and the acquisition, advisory and property management services provided to Apple. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, the properties or Apple, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions and Year 2000 compliance issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Results of Operations

      Income and occupancy
      Substantially all of the Company's income is from the rental operation of apartment communities. The Company's rental income increased 30% in the first nine months of 1998 to $65 million up $15 million over the first nine months of 1997. For the third quarter of 1998, the Company's rental income of $23.1 million was $4.7 million, or 26% higher than the same period of 1997. The increases in rental income are primarily due to the acquisition of additional apartment communities in 1998 and 1997.

      Rental income is expected to continue to increase from the impact of continuing improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates. The Company's other sources of income are fees for certain services provided to Apple and returns on the investment of its cash and cash reserves.

      Overall economic occupancy for the Company's properties averaged 92% for the nine months ended September 1998 and 1997, respectively. For the third quarter of 1998 and 1997, economic occupancy averaged 93 % and 92 %, respectively. Overall average rental rates for the portfolio increased 5 % from $575 at September 30, 1997, to $602 at September 30, 1998. For the third quarter of 1997 and 1998, average rental rates increased 6% from $564 to $597, respectively.

      Expenses
      Total expenses for the first nine months increased to $42.7 million in 1998 from $33 million in 1997. For the third quarter of 1998, total expenses increased to $15.6 million from $11.7 million for the same period in 1997. The increases are due largely to the increase in the number of apartments. The operating expense ratio (the ratio of rental expenses, excluding the 1997 management contract termination, general and administrative, amortization and depreciation expense, to rental income) was 38% and 39% for the nine months ended September 30, 1998 and 1997, respectively. For the third quarter of 1998 and 1997, the operating expense ratio was 39%.

      Depreciation expense for the first nine months has increased to $15 million in 1998 from $10.8 million in 1997. For the third quarter of 1998 and 1997 depreciation expense was $5.3 million and $3.8 million, respectively. The increases are directly attributable to the acquisition of additional apartment communities in 1998 and 1997.

      General and administrative expenses totaled 2% of rental income for the first nine months of 1998 and 1997. For the third quarter of 1998 and 1997, general and administrative expenses totaled 2% of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

      Comparable property operations
      On a comparative basis, the 39 properties acquired prior to 1997 provided rental income of $44 million and $42 million during the first nine months of 1998 and 1997, respectively. This represents an increase from the first nine months of 1997 to the first nine months of 1998 of 5%. During the third quarter of 1998 and 1997, these same community operations provided rental income of $15 million and $14.4 million respectively. This represents an increase from the third quarter of 1997 to the third quarter of 1998 of 4 %. Net operating income increased 6% from $26 million for the first nine months of 1997 to $28 million for the same period in 1998. For the third quarter of 1998 and 1997, net operating income increased 5% from $9 million to $9.4 million.

      Interest and investment income and expense
      The Company earned interest income of $323,689 in 1998 and $207,560 in 1997 from the investment of its cash and cash reserves. For the third quarter of 1998, interest income was $102,490 as compared to $103,780 for the same period in 1997.

      The Company incurred interest expense of $9 million and $5 million during the first nine months of 1998 and 1997, respectively. For the quarters ended September 30, 1998 and 1997, interest expense was $3 million and $2 million, respectively. The increases are a result of the increased use of its line of credit to fund acquisitions.

      Income and expense from relationship with Apple Residential Income Trust The Company received $1,466,199 and $539,975, for the first nine months of 1998 and 1997, respectively, for advisory and property management services rendered to Apple. For the third quarter of 1998 and 1997, the Company received $648,245 and $309,005, respectively for the same services. The Company received $2,087,101 and $936,066, for the first nine months of 1998 and 1997, respectively, in real estate commissions under separate contract. The Company amortized $1,043,349 as of September 30,1998 and $626,000 as of September 30, 1997 of the purchase price of this contract. During the third quarter of 1998 and 1997, the Company received $1,212,501 and $262,000, respectively, in real estate commissions. The Company amortized $579,811 in the third quarter of 1998 and amortized $170,000 for the same period in 1997 of the purchase price of the contract. The Company incurred approximately $405,482 and $224,342 for the nine months ended September 30, 1998 and 1997 in related expenses. For the third quarter of 1998, the Company incurred $149,378 and $88,590 for the same period in 1997. Dividend income from the Company's investment income in Apple was $252,326 for the first nine months of 1998 and $167,529 for the first nine months of 1997. For the third quarter of 1998, the investment income was $83,550.

Liquidity and Capital Resources

      General
      There was a significant change in the Company's liquidity during the first nine months of 1998 as the Company continued to acquire properties. Using the proceeds from its line of credit and from the sale of its common shares, the Company acquired 1,540 apartment homes in six residential rental communities during the nine months ended September 30, 1998. These acquisitions brought the total number of residential communities to 57 and the total apartment homes owned at September 30, 1998 to 13,174.

            The following is a summary of the properties acquired during 1998:

                                                Apartment
      Property Name            Date Acquired      Homes          Purchase Price     Location
      -------------            -------------      -----          --------------     --------
  Stone Point Apartments       January 1998        192             $ 9,700,000      Charlotte, NC
  Hampton Pointe Apartments    March 1998          304              12,225,000      Charleston, SC
  Pinnacle Ridge Apartments    March 1998          166               5,731,150      Asheville, NC
  (formerly named
  Edgewood Knoll)
  The Timbers                  June 1998           176               8,100,000      Raleigh, NC
  The Gables                   July, 1998          224              11,500,000      Richmond, VA
  Spring Lake                  August, 1998        188               9,000,000      Morrow, GA


      Investment in Apple Residential Income Trust
      As of September 30, 1998, the Company's 417,778 common shares of Apple represent approximately 2% of common shares of Apple outstanding at September 30, 1998. The Company has a right (extending through the end of Apple's initial public offering) to own up to 9.8% of the common shares of Apple at the offering price, net of selling commissions.

      Notes payable
      The Company continued to acquire property and finance improvements during the first nine months of 1998 using its unsecured line of credit with the consortium of banks. As of September 30, 1998, the Company had an outstanding balance of $175 million on the acquisition line of credit and $5 million on its general corporate line of credit. During October 1998, the Company increased its acquisition line of credit to $200 million. At October 31, 1998, borrowings on the acquisition line of credit were $196 million and $4.2 million on the general corporate line of credit. In addition, the Company had outstanding a $5.5 million unsecured note.

      Capital  Requirements
      The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1998. However, no material commitments existed on November 1, 1998 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including additional equity, cash reserves, and debt provided by its line of credit (including possible increases thereunder).

      The Company capitalized $19 million of improvements to its various properties during the first three quarters of 1998. It is anticipated that some $9 million in additional capital improvements will be completed during the next twelve months on the current portfolio.

      The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

      Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. As of September 30, 1998 approximately 29% of the distributions, totaling $8,273,993, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements for the next twelve months.

      Impact of Year 2000
      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000.

      The Company has completed an assessment of its programs and determined that it will require upgrading portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, as well as upgrading certain computer hardware. The Company is actively engaged in upgrading the computer systems. The Company's accounting, property management, human resource, and payroll applications are classified as year 2000 compliant by their respective software vendors once upgraded, but have not been tested by the Company. As the software is upgraded, the Company will begin testing their compliancy which will be included in the overall system testing which is scheduled to be completed in the second quarter of 1999. To the extent such vendors are unable to perform services due to their year 2000 related issues, the Company will seek other similar vendors who are capable of providing services.

      The Company is also exposed to the risk that one or more of its vendors or service providers could experience year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider year 2000 issue that management believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete their year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect on non-compliance by vendors or service providers is not determinable at this time.

      The Company utilizes microprocessors which are imbedded in systems which are part of the Company's operations. In particular. year 2000 problems in the HVAC, elevator, telephone, security or other such systems at the properties could disrupt operations at the affected properties. The Company anticipates that its assessment will be complete by the end of 1998. At this point, based on the status of its assessment the Company does not believe a material number of these systems will be non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result of the year 2000 problem, the disruption caused by such failure should not be material the Company's operations.

      There should be no additional cost to the Company for the software and computer hardware upgrades. The software upgrades are included in the annual maintenance fee paid by the Company to the vendors and the computer hardware upgrades are included in the ordinary course regardless of the year 2000 issue. Substantially all of those costs have been expensed as incurred in 1998 and the remaining will be expensed as incurred during the first quarter of 1999.

      Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner.

Part II, Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits - Exhibit 27-Financial Data Schedule

  (b) Reports on Form 8-K

      The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 1998, the items reported and the financial statements included in such filings.


       Type and Date
      of Reports             Items Reported           Financial Statements Filed
      -------------------------------------------------------------------------------

      Form 8-K/A  (date of   7(a),(b),(c)        Historical   Statements  of  Income
      Original Report:                           and Direct  Operating  Expenses  of
      June 4, 1998)                              The  Timbers   Apartments  for  the
                                                 twelve months ended April 30, 1998.


      Form 8-K dated         2, 7                None
      July  2, 1998

      Form 8-K               2, 7                None
      dated
      August 12, 1998

      Form 8-K/A (date      7(a),(b) (c)         Historical   Statements  of  Income
      of  Original                               and Direct  Operating  Expenses  of
      Report: July                               The  Gables   Apartments   for  the
      2, 1998)                                   twelve months ended May 31, 1998.


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE: 11-16-98                      BY: /s/ Stanley J. Olander
                                    -----------------------------------
                                    Stanley J. Olander
                                    Vice President and  Chief Financial Officer