Form 10-K
period 1998-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1999-03-31
CIK 854875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended                             Commission File Number
     December 31, 1998                                         1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.

             (Exact name of registrant as specified in its charter)

            VIRGINIA                                        54-1589139
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

       306 EAST MAIN STREET
           RICHMOND, VA                                         23219
(Address of principal executive offices)                      (Zip Code)


                                 (804) 643-1761
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH
  -------------------                     ------------------------------
                                                       REGISTERED:
                                                       -----------

Common shares, no par value                      New York Stock Exchange



           Securities registered pursuant to Section 12(g) of the Act:

                           Common shares, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---    ---
     Based on the closing sales price of March 18, 1999, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $372,628,385.*

     On March 18, 1999, there were outstanding approximately 39,370,148 common shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K. Yes X    No
                                     ---       ---

     *In determining this figure, the Company has assumed that all of its officers and directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The portions of the registrant's current report on Form 8-K dated January 15, 1998 referred to in Part I.

     The portions of the registrant's current report on Form 8-K dated March 31, 1998 referred to in Part I.

     The portions of the registrant's current report on Form 8-K dated June 14, 1998 referred to in Part I.

     The portions of the registrant's current report on Form 8-K dated July 2, 1998 referred to in Part I.

     The portions of the registrant's current report on Form 8-K dated August 12, 1998 referred to in Part I.

     The portions of the registrant's current report on Form 8-K dated October 16, 1998 referred to in Part I.



                                     PART I


     INTRODUCTION


          This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated lower expenses from the Company's conversion to self-administration, anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's ownership of stock in, providing fees for services to, Apple Residential Income Trust, Inc. (Apple). Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, the properties or Apple, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions, and year 2000 compliance issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust ("REIT") involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.


     Item 1.  Business

     Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, Cornerstone REIT, Limited Partnership, Apple Residential Advisors, Inc., Apple Residential Management Group, Inc., and CRIT-NC, LLC, the "Company"), a Virginia corporation, was incorporated in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental property commenced on June 1, 1993. The business of the Company is to acquire and operate existing residential apartment complexes located in the mid-Atlantic and southeastern United States. The Company owned fifty-eight properties comprising 13,462 apartment units within that region as of December 31, 1998. The Company's property acquisitions are described in
     Item 2 of this report, which is hereby incorporated herein by reference. Currently, Cornerstone Realty Income Trust, Inc. owns directly all of its properties other than those in North Carolina, and those in North Carolina are owned by CRIT-NC, LLC, a Virginia limited liability company organized in December 1997 that is wholly-owned by Cornerstone Realty Income Trust, Inc. The Company formed Cornerstone REIT, LP to acquire properties allowing a structure that allows the Company to issue operating partnership units. As of December 31, 1998, Cornerstone Realty Income Trust, Inc. owns 1,403,445 operating units representing an 88% interest in Cornerstone REIT, LP.

     The Company, a self-administered and self-managed equity REIT headquartered in Richmond, Virginia, is a fully integrated real estate organization with expertise in the management, acquisition and renovation of apartment communities. The Company maintains an intense focus on the operations of its properties to generate consistent, sustained growth in net operating income ("NOI"), which it believes is the key to growing funds from operations per common share. The Company believes that successful implementation of this strategy will allow it to continue to increase its NOI from its apartment portfolio. Through renovation and enhanced property management of the apartment communities, the Company strives to increase cash flows, thereby adding value to the underlying real estate.

     The Company's objective is to increase distributable cash flow and common share value by:

     - Increasing rental rates, maintaining high economic occupancy rates, and controlling costs at the properties; and

     - Acquiring additional properties at attractive prices that provide the opportunity to improve operating performance through the application of the Company's management, marketing, and renovation programs.

     The Company has seven regional property management offices, located in Blacksburg and Virginia Beach, Virginia; Raleigh, Charlotte and Wilmington, North Carolina; Columbia, South Carolina; and Atlanta, Georgia. The Company currently has approximately 475 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems. The Company's executive officers have substantial experience with apartment properties, having been responsible for the management, acquisition and renovation of more than 20,000 apartment units over the last 24 years using the strategies and techniques described below. The Company's top three executive officers have an average of approximately 16 years each in the management, acquisition and renovation of residential apartment communities.

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

     The Company has demonstrated an ability to grow through acquisitions. The Company's first two properties were acquired in June of 1993. At December 31, 1998, the Company owned and operated 58 apartment communities.

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

     The Company believes it has been and will be able to purchase properties at less than replacement cost because of the presence of deferred maintenance, management neglect, or prior owner's financial distress. Upon acquisition, the Company seeks to improve both operating results and property identity through a 24-month renovation policy which includes selective renovations such as new roofs, new exterior siding, exterior painting, clubhouse renovation and construction, and interior refurbishment. The Company has invested in renovations to its properties approximately $26 million in 1998, $23 million in 1997, approximately $19.0 million in 1996, and approximately $7.1 million in 1995. To date, these actions have permitted the Company to increase rental rates and improve economic occupancy rates at the properties.

     Because the Company has grown and plans to grow through property acquisitions, management has created a system establishing "Takeover Teams" to provide immediate transitional management and leasing services to newly-acquired properties and to implement quickly the Company's operational programs and policies. A Takeover Team consists of senior property management personnel as well as marketing and maintenance specialists from other communities owned by the Company. The Takeover Team remains at a property until the Company's management and leasing programs have been installed and the new on-site team is fully operational. Typically, this process takes two to four weeks to complete.

     The  Company has also made,  and may in the future  make,  acquisitions  of established apartment communities involved in foreclosure proceedings. In this situation, the Company seeks properties that have below market-rate leases, correctable vacancy problems or inefficient property management. The Company also may make acquisitions of properties from over-leveraged owners of properties, governmental regulatory authorities, lending institutions that have taken control of such properties, mortgagees-in-possession and, possibly, through bankruptcy reorganization proceedings.

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

     Currently, the Company has planned expansion projects for two existing properties: Glen Eagles and The Meadows. Glen Eagles is a 166-unit apartment community located in Winston-Salem, North Carolina. The land adjacent to the community will accommodate approximately 220 additional apartment units which can be served by existing amenities. At The Meadows, a 176-unit community in Asheville, North Carolina, there is additional land for approximately 250 additional apartment units. The Company outsources its development to third party developers who build and initially operate the property. The Company is only required to purchase such developed property if certain rental rate and occupancy results are achieved. The Company does not fund any development activities for the developer. The developer has completed the clubhouse and the first building will be ready for occupancy at the end of February. The Company anticipates construction and lease-up to be completed in the fourth quarter of 1999. The Company does not have interests in any land adjacent to any other properties it now owns, but may acquire land or options to acquire land of this type adjacent to other properties it may acquire in the future.

     Financing Policy

     The Company's objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares (or preferred shares, if authorized in the future), the Company may obtain lines of credit or other unsecured borrowings. The Company is also not precluded from engaging in secured borrowings, although its current policy is to hold its properties on an unmortgaged basis, and as of December 31 1998 it had no secured debt. The Company may also seek eventually to issue investment-grade debt, although there is no assurance that this will occur.

     During 1998, the Company raised $30 million by issuing 2.6 million common shares through its participation in a Unit Investment Trust, which resulted in $28.1 million net proceeds to the Company, after underwriting discounts, commissions and other direct costs. The Company used the proceeds to pay down its line of credit, to acquire of additional apartment communities and for working capital.

     The Company uses an unsecured line of credit for interim financing to assist in property acquisitions. Historically, the Company has drawn on its unsecured lines of credit to accomplish in a timely manner property acquisitions deemed desirable by management, and has thereafter curtailed the outstanding balances on the lines of credit with proceeds of future offerings. The Company currently expects to continue to use this strategy.

     During October 1998, the Company closed a $25 million extension on the Unsecured Line of Credit, bringing the maximum permitted borrowing to $200 million. The lenders are a syndicate of banks with First Union National Bank as agent. The Unsecured Line of Credit currently bears interest equal to one-month LIBOR plus 1.35%. The interest rate is adjusted monthly and the formula for determination of the interest rate can change based on changes in financial condition and debt level of the Company.

     The $25 million extension on the Unsecured Line of Credit is due on April 15, 1999 and the remaining balance is due on October 30, 2000. On December 31, 1998, the outstanding balance on the Unsecured Line of Credit was $196 million. In negotiating and closing the Unsecured Line of Credit, the Company was able to increase the amount of and reduce the interest rate on its prior unsecured borrowings. The Company is currently negotiating with its lenders to extend the maturities of these obligations. The Company currently is seeking alternatives to reduce its interest cost and is considering replacing a portion of the amounts outstanding under its line of credit with fixed rate longer maturity debt.

     The Company has also obtained from First Union National Bank of Virginia a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 1.60%, adjusted monthly, and is due on March 31, 1999. On December 31, 1998, the outstanding balance on this loan was approximately $343,000.

     The Company intends to maintain a debt policy (the "Debt Limitation") limiting the Company's total combined indebtedness plus its pro rata share of indebtedness of any unconsolidated investments ("Joint Venture Debt") to 40% of the Company's total equity market capitalization plus its combined indebtedness (including its pro rata share of Joint Venture Debt).

     Apple Residential Income Trust

     In August 1996, Mr. Knight organized Apple Residential Income Trust, Inc. ("Apple") for the purpose of acquiring apartment communities in Texas. Apple has elected to be taxed as a REIT. The Company will participate in Apple's growth through its direct or indirect receipt of acquisition, disposition, management and advisory fees, ownership of Apple common shares and possible future acquisition of Apple. As of December 31, 1998, Apple had raised gross proceeds of $281,228,183 in an ongoing best-efforts equity offering and had acquired 26 properties in the Dallas, Texas area since its inception.

     The Company has a continuing right to acquire and own up to 9.8% of the common shares of Apple. The purchase price under the option equals the public offering price for the common shares of Apple (currently $10.00 per common share) less the related selling commissions (currently $1.00 per common share). As of December 31, 1998, the Company owned 417,778 common shares of Apple, representing approximately 1.5% of the total common shares of Apple outstanding as of that date.

     The Company also has a right of first refusal to purchase the properties and business of Apple. The Company and Apple have hired financial advisors to evaluate a potential merger. In addition, the Company and Apple have appointed independent committees of the board of directors to evaluate the potential merger.

     The Company or its affiliates provides advisory, property management and real estate brokerage services to Apple in exchange for fees and expense reimbursements under a contract with Apple. The Company owns all of the nonvoting preferred shares of its affiliates, which entitle it to 95% of the economic benefits of such corporations.

     Environmental Matters

     In connection with each of its property acquisitions, the Company obtains a Phase I Environment Report, and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

     Property Acquisitions in 1998

     The following is a summary of the 7 property acquisitions made by the Company during 1998.

     On January 15, 1998, the Company purchased Sterling Point Apartments (which was subsequently renamed "Stone Point"), in Charlotte, North Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 7 of the Company's Report on Form 8-K dated January 15, 1998.

     On March 31, 1998, the Company acquired Hampton Pointe Apartments in Charleston, South Carolina. Information with respect to this property is hereby incorporated herein by reference from pages 4 through 7 of the Company's Report on Form 8-K dated March 31, 1998.

     On April 1, 1998, the Company acquired Edgewood Knoll Apartments (which was subsequently renamed "Pinnacle Ridge") in Asheville, North Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 8 through 11 of the Company's Report on Form 8-K dated March 31, 1998.

     On June 4, 1998,  the Company  acquired The Timbers  Apartments in Raleigh,
     North Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 3 through 6 of the Company's Report on Form 8-K dated June 4, 1998.

     On July 2, 1998, the Company acquired The Gables Apartments, in Richmond, Virginia. Information with respect to this property is hereby incorporated herein by reference from pages 3 through 6 of the Company's Report on Form 8-K dated July 2, 1998.

     On August 12, 1998, the Company acquired Spring Lake Apartments in Morrow, Georgia. Information with respect to this property is hereby incorporated herein by reference from pages 4 through 8 of the Company's Report on Form 8-K dated August 12, 1998.

     On October 16, 1998, the Company acquired Cape Landing Apartments in Myrtle Beach, South Carolina. Information with respect to these properties is hereby incorporated herein by reference from pages 4 through 8 of the Company's Report on Form 8-K dated October 16, 1998.

     Recent Developments

     The Company's Board of Directors met on March 30, 1999, and voted to approve a merger with Apple Residential Income Trust, Inc. subject to, among other requirements, an affirmative vote of the Company's shareholders.

     Item 2. Properties

     PROPERTY DESCRIPTIONS AND CHARACTERISTICS

          As of December 31, 1998, the Company owned 58 apartment communities comprising 13,462 apartment units. The properties are located in North Carolina (31 communities), Virginia (12 communities), South Carolina (8 communities) and Georgia (7 communities).

  The following table sets forth specific information regarding the properties:

                                                                                  Initial           Total
                                                  Year           Date of         Acquisition    Investment at    Number
           Property            Location        Completed       Acquisition          Cost         12-31-98(1)    of Units
           --------            --------        ---------       -----------          ----         -----------    --------
GEORGIA
-------
 Ashley Run................     Atlanta            1987         April 1997         $18,000,000    $19,482,278     348
 Stone Brook...............     Atlanta            1986         October 1997         7,850,000      8,711,137     188
 Carlyle Club..............     Atlanta            1974         April 1997          11,580,000     12,854,800     243
 Dunwoody Springs..........     Atlanta            1981         July 1997           15,200,000     18,224,312     350
 Savannah West.............     Augusta            1968         July 1996            9,843,620     13,289,356     456
 West Eagle Greens.........     Augusta            1974         March 1996           4,020,000      6,344,127     165
 Spring Lake                    Morrow             1986         August 1998          9,000,000      9,363,025     188

NORTH CAROLINA
--------------
 The Meadows...............     Asheville          1974         January 1996         6,200,000      7,442,434     176
 Beacon Hill...............     Charlotte          1985         May 1996            13,579,203     14,695,613     349
 Bridgetown Bay............     Charlotte          1986         April 1996           5,025,000      5,845,929     120
 Charleston Place..........     Charlotte          1986         May 1997             9,475,000     10,210,482     214
 Hanover Landing...........     Charlotte          1972         August 1995          5,725,000      7,449,266     192
 Heatherwood ..............     Charlotte          (3)          (3)                 17,630,457     23,397,697     476
 Meadow Creek..............     Charlotte          1984         May 1996            11,100,000     12,504,352     250
 Paces Glen................     Charlotte          1986         July 1996            7,425,000      8,129,400     172
 Sailboat Bay..............     Charlotte          1973         November 1995        9,100,000     13,464,303     358
 Summerwalk................     Concord            1983         May 1996             5,660,000      7,538,671     160
 Deerfield.................     Durham             1985         November 1996       10,675,000     11,218,179     204
 The Landing...............     Durham             1984         May 1996             8,345,000     10,055,764     200
 Parkside at Woodlake......     Durham             1996         September 1996      14,663,886     15,119,409     266
 Wind Lake.................     Greensboro         1985         April 1995           8,760,000     11,085,542     299
 Signature Place...........     Greenville         1981         August 1996          5,462,948      7,258,310     171
 Highland Hills............     Raleigh            1987         September 1996      12,100,000     14,421,444     264
 Clarion Crossing..........     Raleigh            1972         September 1997      10,600,000     11,076,591     228
 The Hollows...............     Raleigh            1974         June 1993            4,200,000      6,173,553     176
 Paces Arbor...............     Raleigh            1986         March 1997           5,588,219      5,970,315     101
 Paces Forest..............     Raleigh            1986         March 1997           6,473,481      6,958,627     117
 Remington Place...........     Raleigh            1985         October 1997         7,900,000      8,457,508     136
 St. Regis.................     Raleigh            1986         October 1997         9,800,000     10,135,730     180
 The Trestles..............     Raleigh            1987         December 1994       10,350,000     11,498,537     280
 The Timbers ..............     Raleigh            1983         June 1998            8,100,000      8,352,596     176
 Chase Mooring.............     Wilmington         1968         August 1994          3,594,000      5,764,709     224
 Osprey Landing............     Wilmington         1974         November 1995        4,375,000      7,248,041     176
 Wimbledon Chase...........     Wilmington         1976         February 1994        3,300,000      5,674,978     192
 Glen Eagles...............     Winston Salem      1986         October 1995         7,300,000      9,033,017     166
 Mill Creek................     Winston Salem      1984         September 1995       8,550,000      9,584,482     220


                                                                     December        Year-to-Date
                                          Total        Average        Average          Economic
                                       Investment     Unit Size    Rent Per Month(5)   Occupancy
                                       Per Unit at     (Square    -----------------   ---------
           Property                     12-31-98        Feet)       1997(2) 1998     1997(2) 1998
           --------                     --------        -----       ------------     ------------
GEORGIA
-------
 Ashley Run................               $55,984     1150        $704     $743     91%      92%
 Stone Brook...............                46,336      937        633      656      84%      89%
 Carlyle Club..............                52,900     1089        705      730      87%      92%
 Dunwoody Springs..........                52,069      948        643      681      91%      92%
 Savannah West.............                29,143      877        470      473      84%      83%
 West Eagle Greens.........                38,449      796        455      485      84%      90%
 Spring Lake                               49,803     1009         --      646       --      94%

NORTH CAROLINA
--------------
 The Meadows...............                42,287     1068        601      620      96%      95%
 Beacon Hill...............                42,108      734        552      587      92%      94%
 Bridgetown Bay............                48,716      867        602      631      94%      95%
 Charleston Place..........                47,713      806        585      613      93%      93%
 Hanover Landing...........                38,798      832        513      545      93%      94%
 Heatherwood ..............                49,155     1186        578      609      91%      90%
 Meadow Creek..............                50,017      860        476      620      93%      91%
 Paces Glen................                47,264      907        626      640      93%      93%
 Sailboat Bay..............                37,610      906        550      569      86%      91%
 Summerwalk................                47,117      963        575      626      95%      94%
 Deerfield.................                54,991      888        751      754      93%      92%
 The Landing...............                50,279      960        748      650      97%      93%
 Parkside at Woodlake......                56,840      865        694      686      89%      88%
 Wind Lake.................                37,075      727        490      506      88%      92%
 Signature Place...........                42,446     1037        497      533      94%      94%
 Highland Hills............                54,627     1000        718      767      97%      96%
 Clarion Crossing..........                48,582      769        603      637      93%      93%
 The Hollows...............                35,077      903        630      655      93%      92%
 Paces Arbor...............                59,112      899        658      672      92%      89%
 Paces Forest..............                59,475      883        656      665      93%      89%
 Remington Place...........                62,188     1098        741      758      96%      92%
 St. Regis.................                56,310      840        658      686      93%      93%
 The Trestles..............                41,066      776        582      589      91%      92%
 The Timbers...............                47,458      745         --      614       --      92%
 Chase Mooring.............                25,735      867        513      559      88%      79%
 Osprey Landing............                41,182      981        591      629      91%      88%
 Wimbledon Chase...........                29,557      818        561      574      96%      92%
 Glen Eagles...............                54,416      952        650      683      94%      93%
 Mill Creek................                43,566      897        557      592      91%      94%

                                       7



                                                                                    Initial        Total
                                                  Year           Date of         Acquisition    Investment at    Number
           Property            Location        Completed       Acquisition           Cost        12-31-98(1)    of Units
           --------            --------        ---------       -----------           ----        -----------    --------

Stone Point                     Charlotte          1986         January 1998         9,700,000     10,176,529     192
Pinnacle Ridge                  Asheville          1951         April 1998           5,731,150      6,048,013     168

SOUTH CAROLINA
--------------

 Westchase.................     Charleston         1985         January 1997       $11,000,000     12,811,352     352
 Hampton Pointe                 Charleston         1986         March 1998          12,225,000     14,273,203     304
 The Arbors at Windsor
   Lake....................     Columbia           1991         January 1997        10,875,000     11,519,973     228
 Stone Ridge...............     Columbia           1975         December 1993        3,325,000      5,814,292     191
 Breckinridge..............     Greenville         1973         June 1995            5,600,000      7,062,749     236
 Magnolia Run..............     Greenville         1972         June 1995            5,500,000      6,909,344     212
 Polo Club.................     Greenville         1972         June 1993            4,300,000      7,505,936     365
 Cape Landing                   Myrtle Beach       1998         October 1998        17,100,000     17,265,961     288


VIRGINIA
--------

 Trophy Chase..............     Charlottesville    1970         April 1996           3,710,000      6,729,365     185
 Greenbrier................     Fredericksburg     1970/1990    October 1996        11,099,525     12,491,834     258
 Tradewinds................     Hampton            1988         November 1995       10,200,000     11,078,865     284
 County Green..............     Lynchburg          1976         December 1993        3,800,000      5,299,670     180
 Ashley Park...............     Richmond           1988         March 1996          12,205,000     13,147,418     272
 Hampton Glen..............     Richmond           1986         August 1996         11,599,931     12,746,609     232
 Trolley Square............     Richmond           (4)          (4)                 10,242,575     13,262,283     325
 Arbor Trace...............     Virginia Beach     1985         March 1996           5,000,000      6,022,029     148
 Bay Watch Pointe..........     Virginia Beach     1972         July 1995            3,372,525      4,996,481     160
 Harbour Club.............      Virginia Beach     1988         May 1994             5,250,000      6,246,147     214
 Mayflower Seaside.........     Virginia Beach     1950         October 1993         7,634,144     10,191,359     263
 The Gables                     Richmond           1987         July 1998           11,500,000     11,804,432     224


TOTAL/AVERAGE..............                                                       $497,520,664   $587,438,358    13,462
                                                                                  ============   ============    ======

                                                                     December        Year-to-Date
                                          Total        Average        Average          Economic
                                       Investment     Unit Size    Rent Per Month(5)   Occupancy
                                       Per Unit at     (Square    -----------------   ---------
           Property                     12-31-98        Feet)       1997(2) 1998     1997(2) 1998
           --------                     --------        -----       ------------     ------------

Stone Point                                53,003      848         --      631       --      94%
Pinnacle Ridge                             36,000      885         --      528       --      95%

SOUTH CAROLINA
--------------

 Westchase.................                36,396      706        521      551      95%      96%
 Hampton Pointe ...........                46,951     1035         --      606       --      98%
 The Arbors at Windsor
   Lake....................                50,526      966        626      668      91%      94%
 Stone Ridge...............                30,441     1047        506      542      91%      93%
 Breckinridge..............                29,927      726        436      441      90%      90%
 Magnolia Run..............                32,591      993        527      535      94%      91%
 Polo Club.................                20,564      807        406      403      87%      84%
 Cape Landing .............                59,951      933         --      654       --      84%

VIRGINIA
--------

 Trophy Chase..............                36,375      803        511      581      89%      94%
 Greenbrier................                48,418      851        611      648      94%      97%
 Tradewinds................                39,010      930        590      624      90%      92%
 County Green..............                29,443     1000        512      525      95%      94%
 Ashley Park...............                48,336      765        583      606      95%      95%
 Hampton Glen..............                54,942      788        669      677      96%      94%
 Trolley Square............                40,807      589        526      561      95%      95%
 Arbor Trace...............                40,689      850        563      590      95%      91%
 Bay Watch Pointe..........                31,228      911        590      620      93%      95%
 Harbour Club.............                 29,188      813        565      589      89%      91%
 Mayflower Seaside.........                38,750      698        681      715      95%      95%
 The Gables                                52,698      700         --      600       --      94%

TOTAL/AVERAGE..............               $43,637      888        $582     $608     92%      92%
                                          =======      ===        ====     ====     ===      ===


     ---------------
          Notes to Table of Properties:

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

          (5) Average rent per month reflects December' monthly gross potential less concessions divided by the property's number of units

          (6) Economic occupancy percentage reflects Adjusted Scheduled Rent divided by Adjusted Gross Potential where Adjusted Gross Potential consists of Gross Potential net of concessions, model unit costs, and employee unit costs, and Adjusted Scheduled Rent consists of Adjusted Gross Potential net of vacancies and bad debt expense.

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


     Item 4. Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

     Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
     Matters

     The Company's common shares are traded on the New York Stock Exchange ("NYSE"). The common shares were listed on the NYSE under the symbol "TCR" on April 18, 1997. Before that date, there was no active trading market for the common shares. The following table sets forth the high and low sale prices on the NYSE for the common shares (as reported by the NYSE) and the cash distributions declared and paid for each quarterly period indicated. On March 18, 1999, the last reported sale price on the NYSE was $9.875 per common share.


----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Cash Distribution
          1997                                             High                Low                 Per Common Share
          ----                                             ----                ---                 ----------------
----------------------------------------------------------------------------------------------------------------------------
          First Quarter                         .....      _                   _                     $ 0.25
----------------------------------------------------------------------------------------------------------------------------
          Second Quarter                        .....      $11.25              $10.25                  0.25
----------------------------------------------------------------------------------------------------------------------------
          Third Quarter                         .....       12.50               10.625                 0.25
----------------------------------------------------------------------------------------------------------------------------
          Fourth Quarter                        .....       12.4375             10.125                 0.25
----------------------------------------------------------------------------------------------------------------------------
          1998
          ----
----------------------------------------------------------------------------------------------------------------------------
          First Quarter                          .....    $13.25               $11.875               $ 0.25
----------------------------------------------------------------------------------------------------------------------------
          Second Quarter                         .....    $12.6875             $11.125                 0.26
----------------------------------------------------------------------------------------------------------------------------
          Third Quarter                          .....     12.125               10.25                  0.26
----------------------------------------------------------------------------------------------------------------------------
          Fourth Quarter                                   11.25                10.25                  0.26
----------------------------------------------------------------------------------------------------------------------------


     Distributions of $38,317,602 and $31,324,870 were made to the shareholders during 1998 and 1997, respectively.

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

     For federal income tax purposes, distributions paid to shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the Company's current and accumulated earnings and profits. Distributions which exceed the Company's current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder's basis in his common shares and reduce the shareholder's basis in the common shares. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder's common shares. The Company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 1998, approximately 20% of distributions represented a return of capital, and the balance represented ordinary income.

     The Company has adopted a Dividend Reinvestment and Share Purchase Plan under which any record holder of common shares may reinvest cash dividends and may invest additional cash payments of up to $15,000 per quarter in common shares.

     The agreement pertaining to the Company's Unsecured Line of Credit contains certain covenants that, among other things, require maintenance of certain financial ratios, and include restrictions on the Company's ability to make distribution to its shareholders over certain amounts.

     On March 18, 1999, there were 18,946 shareholders of record of the Company's common shares.

     Item 6. Selected Financial Data

     The following table sets forth selected financial data for the registrant and should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this report.



As of December 31,                                      1998              1997             1996              1995           1994
-----------------------------------------------------------------------------------------------------------------------------------
Operating Results
Rental Income                                        $88,752,254      $70,115,678      $40,261,674      $16,266,610      $8,158,994
Net Income (Loss)                                     23,210,642       19,225,553       (4,169,849)       5,229,715       2,386,303
Distributions Declared and Paid                       38,317,602       31,324,870       15,934,901        6,316,185       2,977,136
-----------------------------------------------------------------------------------------------------------------------------------

Per Share
Net Income (Loss)                                          $0.62            $0.59           $(0.21)           $0.64           $0.60
Distributions                                              $1.03            $1.00            $0.99            $0.96           $0.89
Distributions Representing Return of Capital                  20%              23%              14%              17%             21%
Weighted Average Shares Outstanding-Basic             37,630,546       32,617,823       20,210,432        8,176,803       4,000,558
-----------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
Investment in Rental Property                       $587,438,358     $487,575,196     $329,715,853     $129,696,447     $54,107,358
Total Assets                                        $552,347,608     $474,186,450     $322,870,574     $133,181,032     $57,257,950
Notes Payable                                       $201,892,999     $151,569,147      $55,403,000       $8,300,000      $5,000,000
Shareholders' Equity                                $339,171,496     $315,328,252     $254,569,705     $122,154,420     $51,436,863
Shares Outstanding                                    39,113,917       35,510,327       28,141,509       12,754,331       5,458,648
-----------------------------------------------------------------------------------------------------------------------------------

Other Data
Cash Flow from:
        Operating Activities                         $45,027,655      $34,973,533      $20,162,776       $9,618,956      $3,718,086
        Investing Activities                        $(97,863,162)   $(161,969,343)   $(194,519,406)    $(75,589,089)   $(28,557,568)
        Financing Activities                         $50,911,886     $128,327,145     $170,466,134      $68,754,842     $25,519,648
Number of Properties Owned at Year-End                        58               51               40               19               9
-----------------------------------------------------------------------------------------------------------------------------------

Funds from Operations Calculation
        Net Income (Loss) Before Minority
        Interest in Operating Partnership            $23,225,335      $19,225,553      $(4,169,849)      $5,229,715      $2,386,303
          Depreciation of Real Estate                 20,741,130       15,163,593        8,068,063        2,788,818       1,210,818
          Management Contract Termination (a)                 --          402,907       16,526,012               --              --
-----------------------------------------------------------------------------------------------------------------------------------
Funds from Operations (b)                            $43,966,465      $34,792,053      $20,424,226       $8,018,533      $3,597,121

     (a) Included in the 1997 and 1996 operating results are $402,907 and $16,526,012, respectively, of management contract termination expense resulting from the company's conversion to "self-administered" and "self-managed" status. See Note 6 to the consolidated financial statements.

     (b) "Funds from operations" is defined as income before gains (losses) on investments, minority interest of unitholders in operating partnership, and extraordinary items (computed in accordance with generally accepted accounting principles), plus real estate depreciation and after adjustment for significant nonrecurring items, if any. This definition conforms to the recommendations set forth in a White Paper adopted by the National Association of Real Estate Investment Trusts (NAREIT). Funds from operations for years prior to 1996 have been adjusted to conform to the
     NAREIT definition. The company considers funds from operations in evaluating property acquisitions and its operating performance, and believes that funds from operations should be considered along with, but not as an alternative to, net income and cash flows as a measure of the company's operating performance and liquidity. Funds from operations, which may not be comparable to other similarly titled measures of other REITs, does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs.

     Item 7 and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations/Market Risk Disclosure.

     Overview
     The company operates in 10 major markets and 16 markets overall. At December 31, 1998, the company did not own more than 20% of its apartment communities in any one market. The following table summarizes the company's major apartment market information.

                           Number of                                                                        December
                           Apartment                                  % of Total Cost      1998 Annual Average      Monthly
         Market            Communities       Total Cost       of Apartments     Economic Occupancy        Rental Rate
----------------------------------------------------------------------------------------------------------------------
         Raleigh\Durham, NC    12           $119,438,253         20%                  92.0%               $676
         Charlotte, NC         10            113,412,242         19                   92.5                 603
         Atlanta, GA            5             68,635,552         12                   91.6                 698
         Richmond, VA           4             50,960,742          9                   94.5                 607
         Virginia Beach, VA     5             38,534,881          7                   92.8                 634
         Greenville, SC         3             21,478,029          4                   87.7                 448
         Augusta, GA            2             19,633,483          3                   84.8                 477
         Winston-Salem, NC      2             18,617,499          3                   95.6                 631
         Wilmington, NC         3             18,687,728          3                   85.9                 584
         Columbia, SC           2             17,334,265          3                   93.2                 610
         Other                 10            100,705,684         17                   94.8                 578
----------------------------------------------------------------------------------------------------------------------
         Total                 58           $587,438,358        100%                  92.1%               $608


     The following discussion is based on the financial statements of the company as of December 31, 1998, 1997, and 1996. This information should be read in conjunction with the selected financial data and the company's consolidated financial statements included elsewhere in this annual report. The company is operated and has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.

     Results of  Operations

     Comparison of the year ended December 31, 1998 to December 31, 1997

     Income and Occupancy. The results of the company's property operations for the year ended December 31, 1998 include the results of operations from the pre-1998 acquisitions and from the seven properties acquired in 1998 from their respective acquisition dates. The company's portfolio consisted of 58 properties at December 31, 1998. The increased rental income and operating expenses for the year ended December 31, 1998, over the year ended December 31, 1997, is primarily due to a full year of operation in 1998 of the 1997 acquisitions as well as the incremental effect of the 1998 acquisitions.

     The principal source of the company's revenue is the rental operation of its apartment communities. Rental income increased 27% in 1998 to $88,752,254, up $18,636,576 over 1997 due to the factors described above. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall average economic occupancy was 92% in 1998 and 1997. Rental rates for the portfolio increased 4% to $608 on December 31,1998 from $582 on December 31, 1997. This increase is due to a combination of increased rental rates from new leases and property renovation and the acquisition of properties with higher average rental rates.

     Expenses. Total property expenses, excluding management contract termination, increased 29% to $58,236,673 in 1998 from $45,111,959 in 1997, due largely to the increase in the number of apartments. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) decreased to 38% in 1998 from 39% in 1997 and is attributable to economies of scale achieved in property management and certain property operation functions.

     General and administrative expenses totaled 1.9% of revenues in 1998 and 1997. These expenses represent the administrative expenses of the company as distinguished from the operations of the company's properties. In 1998, the company has continued to expand its internal administrative infrastructure to keep pace with its growth.

     Depreciation of real estate increased to $20,741,130 in 1998 from $15,163,593 in 1997, and is directly attributable to the acquisition of apartment communities in 1998 and a full year of depreciation of properties acquired in 1997.

     Interest and Investment Income and Expense. The company earned interest income of $71,474 in 1998 and $77,942 in 1997 from the investment of its cash and cash reserves. The company incurred $12,004,120 and $7,006,182 of interest expense in 1998 and 1997, respectively, associated with short-term borrowings under its line of credit. This is a result of the increased use of its line of credit to fund acquisitions. The weighted average interest rate on the line of credit was 6.9% and 7.2% during 1998 and 1997, respectively.

     Income and Expense from Relationship with Apple Residential Income Trust. The company or affiliates provides property management, advisory, and real estate brokerage services for Apple Residential Income Trust, Inc. ("Apple"), a real estate investment trust established by Glade Knight. The company also owns 417,778 shares of Apple which represents approximately 1.5% of Apple's outstanding shares at December 31, 1998 and has first right of refusal to purchase Apple.

     Property management fees charged to Apple are 5% of monthly gross revenues. Advisory fees charged to Apple are .1% to .25% of total capital raised by Apple. Real estate commissions are generally 2% of the purchase price of each property Apple acquires. The company received $2,220,593 in 1998 and $822,934 in 1997 for advisory and property management services. The company received $2,665,100 in 1998 and $1,031,066 in 1997 in real estate brokerage commissions under separate contract. The company amortized into expense $1,054,470 in 1998 and $546,000 in 1997 of the $2 million purchase price the company paid for the acquisition of the brokerage services contract with Apple. Income from the company's investment in Apple was $340,483 in 1998 and $253,172 in 1997. (See Note 6 to the consolidated financial statements.)

     Same Property Results. On a comparative basis, the 38 properties owned during all of 1998 and 1997 provided rental and operating income of $58,849,953 and $37,432,526, respectively, in 1998 and $56,493,897 and
     $35,480,876 in 1997. This represents an increase from 1997 to 1998 of 4% and 6%, respectively. Certain current reported expenses, which approximated $228,000, have been excluded to make for a more meaningful comparison to 1997.

     Comparison of the year ended December 31, 1997 to December 31, 1996

     Conversion to Self-Administration. Effective October 1, 1996, the company agreed with its affiliated advisor and management companies on a series of transactions, the effect of which was to convert the company into a "self-administered" and "self-managed" REIT. The Board of Directors of the company unanimously approved the transactions. The conversion was approved because it was expected to reduce future operating expenses compared to what those expenses would have been under the formerly "externally managed and advised" arrangements. The net effect of these savings on earnings basic and diluted per share is partially offset by the issuance of common shares to effect the transaction as described below.

     Pursuant to this conversion, the company agreed to issue 1.4 million common shares, with 700,000 shares issued in October 1996 and 700,000 shares on September 30, 1997, and paid approximately $1,913,000 to the various entities for several assets and various contracts. This transaction was accounted for as the termination of management contracts and resulted in an expense of $16,526,012 in 1996 and $402,907 in 1997. This expense was the primary factor in the company's net loss of $4,169,849 ($.21 per share) for 1996 versus net income of $19,225,553 ($.59 per share) in 1997. (See Note 6 to the consolidated financial statements.)

     Income and Occupancy. The company had increased rental income and expenses in 1997 and 1996 due to the full year of operations from the pre-1997 acquisitions and from the 13 properties acquired in 1997 from their respective acquisition dates. Rental income increased 74% to $70,115,678 in 1997 from $40,261,674 in 1996.

     The properties had an average occupancy of 92% during 1997 and 91% in 1996. Overall, rental rates for the portfolio increased 6% to $582 on December 31,1997 from $549 on December 31, 1996. This increase is due to a combination of increased rental rates from new leases and property renovation and the acquisition of properties with higher average rental rates.

     Same Property Results. On a comparative basis, the 19 properties owned during all of 1997 and 1996 provided rental and operating income of $27,476,460 and $16,566,239, respectively, in 1997 and $25,508,627 and
     $14,587,654 in 1996. This represents an increase from 1996 to 1997 of 8% and 14%, respectively. The conversion to "self-administration" took place in October 1996. Therefore, the actual results for property operations contained a partial year of management fees in 1996. In order to make a meaningful comparison of operating income for these properties between 1996 and 1997, property management fees were eliminated in 1996. This adjustment allows for a comparison on a "self-administered" and "self-managed" basis. As adjusted, the properties provided operating income of $15,429,270 in 1996. This represents an operating increase of 7% for 1997 over 1996. The eliminated expenses included property management fees of $841,616 in 1996.

     Expenses. Total property expenses, excluding management contract termination, increased 69% to $45,111,959 in 1997 from $26,764,844 in 1996, due largely to the increase in the number of apartments. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative expenses, and other expenses to rental income) was 39% in 1997 and 43% in 1996. The decline in the operating expense ratio is attributable to the conversion of the company to "self-administered" and "self-advised" status and increasing economies of scale based on the company's growing portfolio of properties.

     General and administrative expenses totaled 1.9% of revenues in 1997 and 3.2% in 1996. These expenses represent the administrative expenses of the company as distinguished from the operations of the company's properties. In 1997, the company continued to expand its internal administrative infrastructure to keep pace with its growth.

     Depreciation  of  real  estate   increased  to  $15,163,593  in  1997  from
     $8,068,063 in 1996, and the increase is directly attributable to the acquisition of apartment communities in 1996 and 1997.

     Interest and Investment Income and Expense. The company earned interest income of $75,927 in 1997 and $287,344 in 1996 from the investment of its cash and cash reserves. The decrease is due to the company's cash management policy of paying down on the unsecured line of credit which incurred a higher rate of interest than what the company would have earned. The company incurred $7,006,182 and $1,272,530 of interest expense in 1997 and 1996, respectively, associated with short-term borrowings under its line of credit. This is a result of the increased use of its line of credit to fund acquisitions. The weighted average interest rate on the line of credit during 1997 and 1996 was 7.2%.

     Liquidity and Capital Resources

     Equity. During 1998, the company raised $30 million by issuing 2.6 million common shares through its participation in a Unit Investment Trust, which resulted in $28.1 million net proceeds to the company after the payment of underwriting discounts, commissions, and other direct costs. The net proceeds were used to curtail the company's unsecured line of credit.

     During 1998, the company purchased seven properties consisting of 1,540 apartment units for $74 million and made $26 million of property improvements through use of increases in its line of credit, reinvestment of distributions, additional equity raises, and issuance of operating partnership units. These acquisitions brought the total number of residential rental communities to 58 and the total apartment units owned at year-end to 13,462.

     Notes Payable. The company intends to acquire additional properties and may seek to fund these acquisitions through a combination of equity offerings and unsecured corporate debt. In 1997, the company obtained a $175 million unsecured line of credit (the "Unsecured Line") with a consortium of six banks. During October 1998, the company closed a $25 million extension on the Unsecured Line, bringing the maximum permitted borrowing to $200 million. The $25 million extension is due on April 15, 1999, and the remaining balance expires on October 30, 2000. The company is currently in negotiations with its lenders to extend the maturities of these obligations. The line currently bears interest at the LIBOR rate plus 135 basis points. The company anticipates curtailing the line of credit with the proceeds of future offerings.

     In addition to the above, the company also has an additional unsecured line of credit which is used for general corporate purposes (the "General Purpose Line") in the amount of $5 million. The General Purpose Line bears interest at LIBOR plus 160 basis points and is due on March 31, 1999.

     At year-end, the company had an outstanding balance of $196 million on the Unsecured Line and $343,000 on the General Purpose Line.

     The company also carried a $5.5 million unsecured debenture bearing an effective interest rate of 6.65% per annum. This debt is to a private lender and is due in June 1999.

     Capital Requirements. The company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the company expects to acquire new properties during the year. The company anticipates that it will continue to operate as it did in 1998 and fund these cash needs from a variety of sources including equity, excess cash flow from operations over distributions, debt provided by its line of credit, and issuance of operating partnership units. The company may seek to obtain additional debt financing to meet its objectives. Given the company's current debt level, the company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The company continues to renovate its properties. In connection with these renovations, the company capitalized improvements of $26 million in 1998. Approximately $18 million of additional capital improvements are budgeted for 1999 on the existing property portfolio.

     The company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and the payment of distributions.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 28% of all 1998 distributions, totaling $10,873,529, were reinvested in additional common shares. In general, the company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements during 1999.

     The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code. As a result, the company has no provision for taxes and thus there is no effect on the company's liquidity from taxes.

     Apple Residential Income Trust. In 1997, Apple granted the company a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions. Apple also has granted the company a first right of refusal to purchase the business or properties of Apple. (See Note 6 to the consolidated financial statements.)

     Impact of Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The company has completed an assessment of its programs and determined that it will require upgrading portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter, as well as upgrading certain computer hardware. The company is actively engaged in upgrading the computer systems. The company's accounting, property management, human resource, and payroll applications are classified as year 2000 compliant by their respective software vendors once upgraded. As the software is upgraded, the company will begin testing their compliancy, which will be included in the overall system testing which is scheduled to be completed in the second quarter of 1999. To the extent such vendors are unable to perform services due to their year 2000 related issues, the company will seek other similar vendors who are capable of providing services.

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

     The company utilizes microprocessors which are imbedded in systems which are part of the company's operations. In particular, year 2000 problems in the HVAC, elevator, telephone, security, or other such systems at the properties could disrupt operations at the affected properties. The company completed an assessment of these systems in 1998 and has an ongoing plan to make all systems compliant. At this point, based on the status of its assessment, the company does not believe these systems will be materially non-compliant. Additionally, many of these systems, which operate automatically, can be operated manually; and consequently in the event these systems experience a failure as a result of the year 2000 problem, the disruption caused by such failure should not be material to the company's operations.

     Failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The company believes that, with the implementation of new or upgraded business systems and completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the company is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonable likely worst-case scenario would be that the company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the company's year 2000 project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over year 2000 readiness of these third-party suppliers, the company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact.

     There should be no additional cost to the company for the software and computer hardware upgrades. The software upgrades are included in the annual maintenance fee paid by the company to the vendors and the computer hardware upgrades are included in the ordinary course of operations regardless of the year 2000 issue. Substantially all of those costs have been expensed as incurred in 1998 and the remaining will be expensed as incurred during the first quarter of 1999.

     The company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and contracting with vendors capable of providing services.

     Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner.

     Market Risk Disclosure

     Substantially all of the company's market risk is exposure to short-term interest rates from variable rate borrowings under its line of credit. The line of credit bears interest at one month LIBOR plus 135 basis points. The company utilizes variable rate debt up to specified limits to total market capitalization. The company currently is seeking alternatives to reduce its interest costs and is considering replacing a portion of the amounts outstanding under its lines of credit with fixed rate longer maturity debt.

     The company has analyzed its interest rate risk exposure. The company believes that interest rates will remain stable at current levels. However, if market interest rates for this type of credit facility average 100 basis points more in 1999 than they did in 1998, the company's interest expense would increase, and net income would decrease by $1.72 million. These amounts are determined by considering the impact of hypothetical interest rates on the company's borrowing cost. These analyses do not consider the effects of the reduced overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

     Impact of Inflation. The company does not believe that inflation had any significant impact on its operation of the company in 1998. Future inflation, if any, would likely cause increased operating expenses, but the company believes that increases in expenses would be more than offset by increases in rental revenues. Continued inflation may also cause capital appreciation of the companys properties over time, as rental rates and replacement costs increase.

     Item 8. Financial Statements and Supplementary Data


     Report of Independent Auditors

     The Board of Directors and  Shareholders
     Cornerstone  Realty Income Trust, Inc.

     We have audited the accompanying consolidated balance sheets of Cornerstone Realty Income Trust, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders'
     equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Realty Income Trust, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ Ernst & Young LLP

     Richmond, Virginia
     January 25, 1999


         Financial Information
         Consolidated Balance Sheets


         December 31,                                                     1998                    1997
---------------------------------------------------------------------------------------------------------
         ASSETS:
         Investment in rental property
         Land                                                          $87,100,659            $76,812,953
         Buildings and property improvements                           487,972,647            402,545,094
         Furniture and fixtures                                         12,365,052              8,217,149
---------------------------------------------------------------------------------------------------------
                                                                       587,438,358            487,575,196

         Less accumulated depreciation                                 (48,227,760)           (27,486,630)
---------------------------------------------------------------------------------------------------------
                                                                       539,210,598            460,088,566

         Cash and cash equivalents                                       2,590,364              4,513,986
         Prepaid expenses                                                1,372,498                797,484
         Other assets                                                    9,174,148              8,786,414
---------------------------------------------------------------------------------------------------------
         Total Assets                                                 $552,347,608           $474,186,450
=========================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

         LIABILITIES:
         Notes payable                                                $201,892,999           $151,569,147
         Accounts payable                                                4,301,682              3,812,578
         Accrued expenses                                                2,730,418              1,158,014
         Rents received in advance                                         506,649                463,997
         Tenant security deposits                                        1,729,671              1,854,462
---------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                             211,161,419            158,858,198
=========================================================================================================

         Minority interest of unitholders in operating partnership       2,014,693                     --

         SHAREHOLDERS' EQUITY:
         Preferred stock, no par value, authorized 25,000,000
            Shares: issued and outstanding 0 shares                             --                     --
         Common stock, no par value, authorized 100,000,000
            shares; issued and outstanding 39,113,917 shares
            and 35,510,327 shares, respectively                        388,131,512            349,135,379
         Deferred compensation                                            (108,905)               (62,976)
         Distributions greater than net income                         (48,851,111)           (33,744,151)
---------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                    339,171,496            315,328,252
---------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $552,347,608           $474,186,450


         See accompanying notes to consolidated financial statements.


         Consolidated Statements of Operations

         Years Ended December 31,                                    1998                    1997                 1996
-----------------------------------------------------------------------------------------------------------------------------
         REVENUE:
         Rental income                                           $88,752,254               $70,115,678            $40,261,674
         Other income                                              4,885,694                 1,854,946                     --
-----------------------------------------------------------------------------------------------------------------------------

         EXPENSES:
         Property and maintenance                                 24,641,642                19,494,692             11,406,042
         Taxes and insurance                                       6,986,245                 6,075,991              3,275,422
         Property management fee                                          --                        --              1,243,215
         Property management                                       2,169,552                 1,769,272              1,274,203
         General and administrative                                1,681,810                 1,351,667              1,298,970
         Amortization expense and other depreciation                  47,703                    56,075                 47,133
         Depreciation of rental property                          20,741,130                15,163,593              8,068,063
         Other                                                     1,968,591                 1,200,669                151,796
         Management contract termination                                  --                   402,907             16,526,012
-----------------------------------------------------------------------------------------------------------------------------
         Total expenses                                           58,236,673                45,514,866             43,290,856

         Income (loss) before interest income (expense)
             and minority interest in operating partnership       35,401,275                26,455,758             (3,029,182)
         Interest income                                             411,957                   331,114                287,344

         Interest expense                                        (12,587,897)               (7,561,319)            (1,428,011)
------------------------------------------------------------------------------------------------------------------------------
         Income (loss) before minority interest in
             operating partnership                                23,225,335                19,225,553             (4,169,849)

         Minority interest of unitholders in operating partnership   (14,693)                       --                     --
------------------------------------------------------------------------------------------------------------------------------
         Net income (loss)                                       $23,210,642               $19,225,553            $(4,169,849)
------------------------------------------------------------------------------------------------------------------------------
         Basic and diluted earnings (loss) per common share            $0.62                     $0.59                 $(0.21)
------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity


                                                               Common Stock                           Distributions
                                                       --------------------------                         (Greater)          Total
                                                         Number                          Deferred         Less Than   Shareholders'
                                                       of Shares        Amount       Compensation        Net Income         Equity
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                           12,754,331    $123,771,504        $(77,000)     $(1,540,084)    $122,154,420

Net proceeds from the sale of shares                   13,816,973     136,183,048              --               --      136,183,048
Net loss                                                       --              --              --       (4,169,849)      (4,169,849)
Cash distributions declared/paid to
   shareholders ($.9930 per share)                             --              --              --      (15,934,901)     (15,934,901)
Shares issued in connection with
   management contract termination                        700,000       7,700,000              --               --        7,700,000
Amortization of deferred compensation                          --              --          22,000               --           22,000
Shares issued through reinvestment of
   distributions                                          870,205       8,614,987              --               --        8,614,987
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                           28,141,509     276,269,539         (55,000)     (21,644,834)     254,569,705

Net proceeds from the sale of shares                    5,175,000      49,287,000              --               --       49,287,000
Net income                                                     --              --              --       19,225,553       19,225,553
Cash distributions declared/paid to
   shareholders ($1.00 per share)                              --              --              --      (31,324,870)     (31,324,870)
Restricted stock grant                                      2,772          29,972         (29,972)              --               --
Shares issued for purchase of
   Apple Realty Group, Inc. contracts                     150,000       1,650,000              --               --        1,650,000
Shares issued in connection with
   management contract termination                        700,000       7,700,000              --               --        7,700,000
Amortization of deferred compensation                          --              --          21,996               --           21,996
Shares issued through reinvestment of
   distributions                                        1,341,046      14,198,868              --               --       14,198,868
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                           35,510,327     349,135,379         (62,976)     (33,744,151)     315,328,252

Net proceeds from the sale of shares                    2,612,582      28,032,107              --               --       28,032,107
Net income                                                     --              --              --       23,210,642       23,210,642
Cash distributions declared/paid to
   shareholders ($1.03 per share)                              --              --              --      (38,317,602)     (38,317,602)
Restricted stock grant                                      7,350          90,497         (90,497)              --               --
Amortization of deferred compensation                          --              --          44,568               --           44,568
Shares issued through dividend reinvestment
   plan                                                   983,657      10,873,529              --               --       10,873,529
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                           39,113,916    $388,131,512       $(108,905)    $(48,851,111)    $339,171,496
===================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                    1998               1997             1996
                                                                                ----------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $23,210,642         $19,225,553         $(4,169,849)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization                                             20,788,833          15,219,668           8,115,196
       Minority interest of unitholders in operating partnership                     14,693                  --                  --
       Amortization of deferred compensation                                         44,568              21,996              22,000
       Amortization of deferred financing costs                                     272,795             212,802              91,592
       Management contract  termination                                                  --             402,907          14,997,093
       Amortization of Apple Realty Group, Inc. contract                          1,054,470             546,000                  --
    Changes in operating assets and liabilities:
       Prepaid expenses                                                            (575,014)           (239,940)           (390,392)
       Other assets                                                              (1,762,702)         (2,103,728)         (1,377,028)
       Accounts payable                                                             489,104           1,724,905           1,531,982
       Accrued expenses                                                           1,572,404            (208,839)            109,622
       Rent received in advance                                                      42,652             (27,931)            362,280
       Tenant security deposits                                                    (124,791)            200,140             870,280
------------------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                    45,027,655          34,973,533          20,162,776
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Acquisitions of rental property, net of debt assumed                     (71,883,993)       (134,900,712)       (175,471,367)
       Capital improvements                                                     (25,979,169)        (22,958,631)        (19,048,039)
       Investment in Apple Residential Income Trust, Inc.                                --          (3,760,000)                 --
       Apple Realty Group, Inc. contract purchase                                        --            (350,000)                 --
------------------------------------------------------------------------------------------------------------------------------------
                    Net cash used in investing activities                       (97,863,162)       (161,969,343)       (194,519,406)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from short-term borrowings                                      118,289,852         442,927,152         135,653,144
       Repayments of short-term borrowings                                      (67,966,000)       (346,761,005)        (94,050,144)
       Net proceeds from issuance of shares                                      38,905,636          63,485,868         144,798,035
       Cash distributions paid to shareholders                                  (38,317,602)        (31,324,870)        (15,934,901)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                               50,911,886         128,327,145         170,466,134
------------------------------------------------------------------------------------------------------------------------------------

    Increase (decrease) in cash and cash equivalents                             (1,923,622)          1,331,335          (3,890,496)

         Cash and cash equivalents, beginning of year                             4,513,986           3,182,651           7,073,147
------------------------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents, end of year                                  $2,590,364          $4,513,986          $3,182,651
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

     Notes to Consolidated Financial Statements

     Note 1 General Information and Summary of Significant Accounting Policies

     Business. Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the "company"), a Virginia corporation, is an owner-operator of one business segment consisting of residential apartment communities in the mid-Atlantic and southeastern regions of the United States. The accompanying consolidated financial statements include the accounts of the company along with its subsidiaries, Cornerstone REIT Limited Partnership, Apple Residential Advisors, Inc., Apple Residential Management Group, Inc., and CRIT-NC, LLC. As of December 31, 1998, Cornerstone Realty Income Trust, Inc. owns 1,403,445 operating units representing an 88% interest in Cornerstone REIT, L.P. All significant intercompany accounts and transactions have been eliminated in consolidation. The company's common stock trades on the New York Stock Exchange under the ticker symbol "TCR."

     Certain previously reported amounts have been reclassified to conform to the current year presentation.

     Summary of New Accounting Pronouncements. As of January 1, 1998, the company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. The company does not currently have any items of comprehensive income requiring separate reporting and disclosure.

     Cash and Cash Equivalents. Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value.

     Investment in Rental Property. The investment in rental property is recorded at the cost, net of depreciation, and includes real estate brokerage commissions paid to Cornerstone Realty Group, a related party, for purchases prior to October 1, 1996. (See Note 6 to the consolidated financial statements.)

     The company records impairment losses on rental property used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset's fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

     Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27.5 years for buildings and major improvements and a range from five to seven years for furniture and fixtures.

     Income Recognition. Rental income, interest, and other income are recorded on an accrual basis. The company's properties are leased under leases that, typically, have terms that do not exceed one year.

     Stock Incentive Plans. The company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Advertising Costs. Costs incurred for the production and distribution of advertising are expensed as incurred.

     Earnings Per Common Share. Basic and diluted earnings per common share are calculated in accordance with FASB Statement No. 128 "Earnings Per Share." Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Operating Partnership units are not included in diluted earnings per share calculations since the impact is not dilutive.

     Federal Income Taxes. The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust which complies with the provisions of the Code and distributes at least 95% of its taxable income to its shareholders does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

     For income tax purposes, distributions paid to shareholders consist of ordinary income and return of capital or a combination thereof. Distributions per share were $1.03, $1.00, and $.993 in the years ended December 31, 1998, 1997, and 1996, respectively. In 1998, of the total distribution, 80% was taxable as ordinary income, and 20% was a non-taxable return of capital.

     In 1997, of the total distribution, 77% was taxable as ordinary income, and 23% was a non-taxable return of capital. In 1996, 86.4% was taxable as ordinary income, and 13.6% was a non-taxable return of capital.

     Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


     Note 2 Investment in Rental Property

     The following is a summary of rental property owned at December 31, 1998.





                                                               Initial             Total       Accumulated             Date
         Description                                   Acquisition Cost      Investment*      Depreciation         Acquired
----------------------------------------------------------------------------------------------------------------------------
         NORTH CAROLINA

         RALEIGH/DURHAM, NORTH CAROLINA
         The Hollows                                         $4,200,000       $6,173,553        $1,083,582        June 1993
         The Trestles                                        10,350,000       11,498,537         1,518,361    December 1994
         The Landing                                          8,345,000       10,055,764           910,146         May 1996
         Highland Hills                                      12,100,000       14,421,444         1,238,766   September 1996
         Parkside at Woodlake                                14,663,886       15,119,409         1,106,811   September 1996
         Deerfield                                           10,675,000       11,218,179           878,888    November 1996
         Paces Arbor                                          5,588,219        5,970,315           335,625       March 1997
         Paces Forest                                         6,473,481        6,958,627           393,683       March 1997
         Clarion Crossing                                    10,600,000       11,076,591           392,229   September 1997
         St. Regis                                            9,800,000       10,135,730           348,402     October 1997
         Remington Place                                      7,900,000        8,457,508           299,125     October 1997
         The Timbers                                          8,100,000        8,352,596           139,998        June 1998

         CHARLOTTE, NORTH CAROLINA
         Hanover Landing                                      5,725,000        7,449,266           825,849      August 1995
         Sailboat Bay                                         9,100,000       13,464,303         1,414,467    November 1995
         Bridgetown Bay                                       5,025,000        5,845,929           565,523       April 1996
         Meadow Creek                                        11,100,000       12,504,352         1,170,665         May 1996
         Beacon Hill                                         13,579,203       14,695,613         1,176,300         May 1996
         Summerwalk                                           5,660,000        7,538,671           622,468         May 1996
         Paces Glen                                           7,425,000        8,129,400           554,771        July 1996
         Heatherwood                                         17,630,457       23,397,697         1,312,815               **
         Charleston Place                                     9,475,000       10,210,482           559,521         May 1997
         Stone Point                                          9,700,000       10,176,529           345,740     January 1998

         WINSTON-SALEM, NORTH CAROLINA
         Mill Creek                                           8,550,000        9,584,482         1,012,893   September 1995
         Glen Eagles                                          7,300,000        9,033,017           947,596     October 1995

         WILMINGTON, NORTH CAROLINA
         Wimbledon Chase                                      3,300,000        5,674,978         1,032,249    February 1994
         Chase Mooring                                        3,594,000        5,764,709           874,015      August 1994
         Osprey Landing                                       4,375,000        7,248,041           861,051    November 1995

         OTHER NORTH CAROLINA
         Wind Lake                                            8,760,000       11,085,542         1,313,936       April 1995
         The Meadows                                          6,200,000        7,442,434           857,142     January 1996
         Signature Place                                      5,462,948        7,258,310           675,438      August 1996
         Pinnacle Ridge                                       5,731,150        6,048,013           142,257       April 1998
-----------------------------------------------------------------------------------------------------------------------------
         GEORGIA

         ATLANTA, GEORGIA
         Ashley Run                                          18,000,000       19,482,278         1,046,144       April 1997
         Carlyle Club                                        11,580,000       12,854,800           641,638       April 1997
         Dunwoody Springs                                    15,200,000       18,224,312           827,490        July 1997
         Stone Brooke                                         7,850,000        8,711,137           328,088     October 1997
         Spring Lake                                          9,000,000        9,363,025           128,844      August 1998




                                                               Initial             Total       Accumulated             Date
         Description                                   Acquisition Cost      Investment*      Depreciation         Acquired
         GEORGIA (CONTINUED)
         Other Georgia
         West Eagle Greens                                    4,020,000        6,344,127           691,426       March 1996
         Savannah West                                        9,843,620       13,289,356         1,158,056        July 1996
----------------------------------------------------------------------------------------------------------------------------
         VIRGINIA

         RICHMOND, VIRGINIA
         Ashley Park                                         12,205,000       13,147,418         1,302,148       March 1996
         Trolley Square                                      10,242,575       13,262,283         1,058,022              ***
         Hampton Glen                                        11,599,931       12,746,609         1,061,727      August 1996
         The Gables                                          11,500,000       11,804,432           180,293        July 1998

         VIRGINIA BEACH, VIRGINIA
         Mayflower Seaside                                    7,634,144       10,191,359         1,409,626     October 1993
         Harbour Club                                         5,250,000        6,246,147           923,702         May 1994
         Bay Watch Pointe                                     3,372,525        4,996,481           619,857        July 1995
         Tradewinds                                          10,200,000       11,078,865         1,220,735    November 1995
         Arbor Trace                                          5,000,000        6,022,029           568,303       March 1996

         OTHER VIRGINIA
         County Green                                         3,800,000        5,299,670         1,031,996    December 1993
         Trophy Chase                                         3,710,000        6,729,365           694,015       April 1996
         Greenbrier                                          11,099,525       12,491,834         1,532,856     October 1996
----------------------------------------------------------------------------------------------------------------------------
         SOUTH CAROLINA

         GREENVILLE, SOUTH CAROLINA
         Polo Club                                            4,300,000        7,505,936         1,770,648        June 1993
         Breckinridge                                         5,600,000        7,062,749           786,475        June 1995
         Magnolia Run                                         5,500,000        6,909,344           933,528        June 1995

         COLUMBIA, SOUTH CAROLINA
         Stone Ridge                                          3,325,000        5,814,292         1,215,180    December 1993
         The Arbors at Windsor Lake                          10,875,000       11,519,973           810,376     January 1997

         OTHER SOUTH CAROLINA
         Westchase                                           11,000,000       12,811,352           837,847     January 1997
         Hampton Pointe                                      12,225,000       14,273,203           385,775       March 1998
         Cape Landing                                        17,100,000       17,265,961           152,653     October 1998
----------------------------------------------------------------------------------------------------------------------------
                                                           $497,520,664     $587,438,358       $48,227,760
----------------------------------------------------------------------------------------------------------


     * Includes real estate commissions, closing costs, and improvements capitalized since the date of acquisition.
     ** Heatherwood Apartments is comprised of Heatherwood and Italian Village/Villa Marina Apartments acquired in September 1996 and August 1997, respectively, at a cost of $10,205,457 and $7,425,000. They are adjoining properties and are operated as one apartment community.
     *** Trolley Square Apartments is comprised of Trolley Square East and Trolley Square West Apartments acquired in June 1996 and December 1996, respectively, at a cost of $6,000,000 and $4,242,575. They are adjacent properties and are operated as one apartment community.

     Note 2
     Continued

     The following is a reconciliation of the carrying amount of real estate owned:


                                                                             1998                   1997                    1996
                                                                       -------------------------------------------------------------
BALANCE AT JANUARY 1                                                    $487,575,196            $329,715,853            $129,696,447
Real estate purchased                                                     73,883,993             134,900,712             180,971,367
Improvements, furniture, and fixtures                                     25,979,169              22,958,631              19,048,039
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                                  $587,438,358            $487,575,196            $329,715,853



The following is a reconciliation of accumulated depreciation:

                                                                             1998                  1997                     1996
                                                                       -------------------------------------------------------------
BALANCE AT JANUARY 1                                                     $27,486,630             $12,323,037             $4,254,974
Depreciation expense                                                      20,741,130              15,163,593              8,068,063
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31                                                   $48,227,760             $27,486,630             $12,323,037


     Note 3 Notes Payable

     During 1997, the company obtained a $175 million unsecured line of credit ("Unsecured Line") with a consortium of six banks. During October 1998, the company closed a $25 million extension on the Unsecured Line, bringing the maximum permitted borrowing to $200 million. The Unsecured Line bears interest at one month LIBOR plus 135 basis points at December 31, 1998 and 1997. In addition, the company is obligated to pay lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. The $25 million extension is due on April 15, 1999 and the remaining balance is due on October 30, 2000. At December 31,1998 and 1997, borrowings under the agreement were $196 million and $144 million, respectively. The weighted average interest rates incurred under the lines of credit were 6.9% in 1998 and 7.2% in 1997.

     The line of credit agreement contains certain covenants which, among other things, require maintenance of certain financial ratios and includes restrictions on the company's ability to make distributions to its shareholders over certain amounts. At December 31, 1998, the company was in compliance with these covenants.

     During 1997, the company obtained a $5 million unsecured line of credit for general corporate purposes ("General Purpose Line"). The general purpose line of credit bears interest at LIBOR plus 160 basis points and is due on March 31,1999. At December 31, 1998 and 1997, borrowings under this arrangement were $343,000 and $2.5 million, respectively.

     On June 25, 1996, in connection with the acquisition of rental property, an unsecured note was executed by the company in the amount of $5.5 million. The note bears an effective interest rate of 6.65% per annum. Annual interest payments are due on January 1, 1999 and the principal balance with any accrued interest is due on June 1, 1999. The note is prepayable at any time, without penalty.

     The fair market value of the borrowings approximate the recorded amounts. No interest was capitalized in 1998, 1997, or 1996. Interest paid was $11,636,307, $7,221,104, and $1,075,360 for 1998, 1997, and 1996,
     respectively.


     Note 4 Common Stock

     During 1998, the company raised $30 million by issuing 2.6 million common shares through its participation in a Unit Investment Trust, which resulted in $28 million net proceeds to the company, after underwriting discounts, commissions, and other direct costs. The company used the proceeds to pay down its line of credit, for the acquisition of additional apartment communities, and for working capital.

     In April 1997, the company completed its firm-commitment initial public offering of 5,175,000 shares of its common stock at $10.50 per share. Net proceeds, after deducting underwriting discounts and commissions and direct offering costs, aggregated approximately $49 million and were used to repay $44 million of a previous line of credit.

     The company raised capital through a series of continuous "best-efforts" offerings of shares during 1996. The company received gross proceeds of $161,558,958 from the sale of 14,687,178 shares at $11 per share, including shares sold through the reinvestment of distributions for the year ended
     December 31, 1996. The underwriter received selling commissions and a marketing expense allowance equal to 7.5% and 2.5%, respectively, of the gross proceeds of shares sold. During 1996, the underwriter earned $16,159,634. The net proceeds of the offering, after deducting selling commissions and other offering expenses, were $144,798,035 in 1996.

     The company provides a plan, which allows shareholders to reinvest distributions in the purchase of additional shares of the company. In 1997, the company adopted a Dividend Reinvestment and Share Purchase Plan, ("Plan"), which allows any recordholder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 1998, 1997, and 1996, $10,873,529, $14,198,868, and $9,572,255, respectively, were provided through the reinvestment of distributions.

     As of December 31, 1998, the company has an approximately 88% interest as a general partner in Cornerstone REIT Limited Partnership., a Virginia limited partnership ( the "Limited Partnership") which was organized by the company to acquire Cape Landing Apartments, a 288-unit apartment community located in Myrtle Beach, South Carolina. The purchase price of the property was $17.1 million. The company entered into an agreement of limited partnership (the "Agreement") with Cape Landing Apartments, LLC, a North Carolina limited liability company (the "Limited Partner"). Pursuant to the Agreement, the Limited Partner contributed an approximately 12% interest in the property to the Limited Partnership in exchange for 185,887 partnership units valued at $2 million. The Limited Partner sold its remaining interest in the property to the Limited Partnership for $15.1 million. The operating partnership units can be exchanged at the option of the holder. The company determines if the options will be converted to cash or common stock, at a ratio of one share of common stock for every operating partnership unit.


     Note 5 Benefits Plans

     Stock Incentive Plan
     Based on the outstanding shares under the 1992 Incentive Plan, as amended, a maximum of 1,650,054 options could be granted, at the discretion of the Board of Directors, to certain officers and key employees of the company. Also under the Directors Plan, as amended, a maximum of 702,315 options could be granted to the directors of the company. In 1998, the company granted 38,605 options to purchase shares under the Directors Plan and 460,000 options to purchase shares under the incentive plan.

     Both of the plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Under the Incentive Plan, options become exercisable at the date of grant. Generally the optionee has up to 10 years from the date on which the options first become exercisable during which to exercise the options. Activity in the company's share option plans during the three years ended December 31, 1998 is summarized in the following table:


                                                  1998                                     1997                           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                    Weighted-Average               Weighted-Average                 Weighted-Average
                                         Options     Exercise Price    Options     Exercise Price        Options      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year           405,491        $11.07        371,256           $10.99           292,967           $10.98
Granted                                  498,605         11.96         34,235            11.38            78,289            11.00
Exercised                                     --            --             --               --                --               --
Forfeited                                     --            --             --               --                --               --
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                 904,096        $11.73        405,491           $11.07           371,256           $10.99
Exercisable at end of year               904,096        $11.73        364,591           $11.07           289,456           $10.99
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE FAIR VALUE OF
OPTIONS GRANTED DURING THE YEAR                           $.32                           $1.00                               $.69



     Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.5% for 1998, 6.7% for 1997, and 6.4% for 1996; a dividend yield of 9.0% for 1998 and 7.0% for 1997 and 1996; volatility factors of the expected market price of the company's common stock of .160 for 1998, .161 for 1997 and .122 for 1996; and a weighted-average expected life of the option of 10 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of FASB 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As the options are immediately exercisable, the full impact of the pro forma adjustment to net income is disclosed below.



                                                                          1998              1997
                                                                      -----------------------------
         Pro forma FASB 123 net income                                $23,040,840       $19,148,373
         As reported net income                                       $23,210,642       $19,225,553
         Pro forma FASB 123 diluted earnings per common share                $.61              $.59
         As reported diluted earnings per common share                       $.62              $.59




     401(K) Savings Plan
     Eligible employees of the company participate in a contributory employee savings plan. Under the plan, the company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 1% of their annual salary. Expenses under this plan for 1998 were $42,288.


     Note 6 Related-Party Transactions

     Relationship with Apple Residential Income Trust

     Apple Residential Income Trust, Inc. ("Apple") is a real estate investment trust whose operations began in 1997. Mr. Knight, Chairman and Chief Executive Officer of the company, also serves as the Chairman and Chief Executive Officer of Apple. Common equity is being raised by Apple on a "best efforts" basis in a manner similar to that used by the company from 1993 through 1996.

     During 1997, the company purchased 417,778 common shares of Apple for $3,760,000, which represents approximately 1.5% of Apple's common shares outstanding at December 31, 1998. The company has a right to purchase up to 9.8% of the common shares of Apple and has a first right of refusal to purchase the assets and business of Apple. The company received distributions on this investment of $340,483 in 1998 and $253,172 in 1997.

     The company or its affiliates provides real estate brokerage, property management, and advisory services to Apple. In March 1997, the company purchased the right to provide brokerage services to Apple by purchasing the assets of Apple Realty Group, Inc., for $2 million, $350,000 in cash, and 150,000 company common shares valued at $1,650,000. The principal asset of Apple Realty Group, Inc. was its brokerage contract with Apple. Under the terms of the brokerage contract with Apple, the company receives a real estate commission equal to 2% of the purchase price of the properties acquired plus reimbursement of certain expenses. During 1998 and 1997, the company earned $2,665,100 and $1,031,066, respectively, in real estate brokerage commissions. The company amortized $1,054,470 and $546,000, in 1998 and 1997, respectively, of the purchase price for the brokerage contract. The company is amortizing the purchase price of the contract in relationship to the assets acquired.

     The company provides property management services for Apple for a fee of 5% of monthly rental revenues plus reimbursement of certain expenses. The company provides advisory services to Apple for a fee of .1% to .25% based on total capital raised by Apple and the financial performance of Apple. During 1998 and 1997, the company earned $2,220,593 and $822,497, respectively, for management and advisory services.

     Relationship with Advisory, Management, and Acquisition Companies

     Prior to September 30, 1996, the company operated as an "externally advised" and "externally managed" REIT. Cornerstone Advisors, Inc. served as the advisor, Cornerstone Management Group, Inc. served as the property manager, and acquisition services were provided by Cornerstone Realty Group, Inc. Glade M. Knight, Chairman and Chief Executive Officer of the company, held all of the stock of Cornerstone Advisors, Inc., Cornerstone Management Group, Inc., and Cornerstone Realty Group, Inc. (collectively, the "External Companies"). By agreement, Mr. Knight held part of the stock of the External Companies for the account and interest of Stanley J. Olander, Jr., Chief Financial Officer of the company, and Debra A. Jones, Chief Operating Officer of the company.

     As of October 1, 1996, the company entered into a series of related-party transactions with the External Companies, the effect of which was to convert the company into a "self-administered" and "self-managed" REIT. The transactions were unanimously approved by the independent members of the company's Board of Directors.

     To effect the transaction, the company agreed to issue 1.4 million shares to Cornerstone Management Group, Inc. in exchange for the assignment of all of its rights and interest in, to and under, its management agreements with the company. The company issued 700,000 shares on October 1,1996 and 700,000 shares on September 30, 1997. The consideration for the transaction totaled approximately $15.4 million based upon the fair market value of $11 per share of the company's common stock. Imputed interest of $402,907 and $134,302 were recognized in 1997 and 1996, respectively, related to issuance of 700,000 shares in September 1997. In addition, on October 1, 1996, the company paid to Cornerstone Realty Group, Inc. and Cornerstone Advisors, Inc. $1,325,000 in exchange for the assignment by them of all of their rights and interests in, to and under, their property acquisition agreement and advisory agreement with the company. Immediately following the assignment by each of the External Companies of its rights and interest in, to and under, its respective agreements, the company terminated such agreements. The consideration for all of the above transactions, plus related transaction costs and imputed interest, was accounted for as a termination of the management administration contracts.

     Also on October 1, 1996, the company paid to Cornerstone Realty Group, Inc. $100,000 and paid to Glade Knight $350,000 for the personal property and building, respectively, located at 306 E. Main Street, Richmond, Virginia, which serves as the principal executive office of the company. The company also paid approximately $138,000 to certain lenders, representing the balance owed on certain automobile loans, in exchange for the conveyance by Cornerstone Realty Group, Inc., to the company of such automobiles.

     Prior to the October 1, 1996 transaction, Cornerstone Advisors, Inc. (The "Advisor") was the advisor to the company and provided its day-to-day management. The Advisor earned a quarterly fee not to exceed .25% of the company's assets based on the company's financial performance as defined in the agreement with the Advisor. The Advisor earned $295,759 in 1996.

     As properties were acquired, the company paid real estate commissions of 2% of the purchase prices of properties to Cornerstone Realty Group, Inc., and Cornerstone Realty Group, Inc. earned commissions of $1,957,624 in 1996. In addition the company entered into agreements with Cornerstone Management Group, Inc. (the "Management Company") to manage the properties. The Management Company earned a management fee equal to 5% of rental income and was entitled to be reimbursed for certain expenses. The Management Company earned management fees of $1,243,215 in 1996.

     Other Relationships
     Leslie A. Grandis, a director of the company, is also a partner in McGuire, Woods, Battle & Boothe LLP, which serves as counsel to the company. Martin Zuckerbrod and Harry S. Taubenfeld, directors of the company, provide real estate legal services to the company.


     Note 7 Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss)                                                             $23,210,642          $19,225,553          $(4,169,849)
  Numerator for basic and diluted earnings per
     share-income available to common stockholders
     after assumed conversions                                                 23,210,642           19,225,553           (4,169,849)
Denominator:
   Denominator for basic earnings per
     share-weighted-average shares                                             37,630,546           32,617,823           20,210,432
Effect of dilutive securities:
   Stock options                                                                   20,402                2,014                   --
------------------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions                           37,650,948           32,619,837           20,210,432
------------------------------------------------------------------------------------------------------------------------------------

   Basic and diluted earnings (loss) per common share                                $.62                 $.59                $(.21)
------------------------------------------------------------------------------------------------------------------------------------


     Note 8 Quarterly Financial Data (Unaudited)

     The following is a summary of quarterly results of operations for the years ended December 31, 1998 and 1997:






                                                             First              Second              Third                 Fourth
1998                                                        Quarter             Quarter            Quarter                Quarter
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                                  $20,962,469         $22,721,906         $24,999,279            $24,954,294
Income before
   interest income (expense)                                7,963,956           8,572,162           9,405,990              9,459,167
Net income                                                  5,236,048           5,512,931           6,289,373              6,172,290
Basic and diluted earnings per
   common share                                                   .15                 .15                 .16                    .16
Distributions per share
                                                                  .25                 .26                 .26                   .26

1997(a)
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $15,385,285         $17,354,804         $18,967,143            $20,263,392
Income before
   interest income (expense)                                5,592,743           6,005,325           6,900,266              7,957,424
Net income                                                  4,001,740           4,529,304           5,336,846              5,357,663
Basic and diluted earnings
   per common share                                               .14                 .14                 .15                    .15
Distributions per share                                           .25                 .25                 .25                    .25



     (a) Included in the 1997 operating results is $402,907 of management contract termination expense resulting from the company's conversion to "self-administered" and "self-managed" status. See Note 6 to the consolidated financial statements.


     Note 9 Pro Forma Information (Unaudited)

     The following unaudited pro forma information for the year ended December 31, 1997 reflects adjustments for the actual rental income and rental expenses of 11 of the 13 properties acquired in 1997 for the respective periods in 1997 prior to acquisition by the company. The unaudited pro forma information is presented as if (a) the company had qualified as a REIT, distributed all of its taxable income and, therefore, incurred no federal income tax expense during the period; and (b) the company had used proceeds from its best efforts offering to acquire the properties, for properties acquired before the completion of the offering. Properties acquired after the completion of the offering were assumed to be acquired using the company's line of credit or from proceeds of an equity offering completed in April 1997. The pro forma information does not purport to represent what the company's results of operations would have been if such transactions, in fact, had occurred on January 1, 1997, nor does it purport to represent the results of operations for future periods.

     Unaudited Pro Forma Totals                                1997
                                                               ----

     Income                                                $80,147,371
     Net income                                             20,342,399
     Basic and diluted earnings per common share                   .58

     Net income has been adjusted as follows: (1) interest expense has been increased for the properties funded by the company's line of credit based on market rates at the time of acquisition available to the company for applicable properties; (2) the number of weighted average common shares outstanding was increased for properties funded by proceeds from equity offerings; and (3) depreciation has been adjusted based on the company's basis in the properties.

     The 1998 acquisitions were not material to require pro forma disclosure.

     Note 10 Subsequent Events (Unaudited)

     The Company's Board of Directors met on March 30, 1999, and voted to approve a merger with Apple Residential Income Trust, Inc. subject to, among other requirements, an affirmative vote of the Company's shareholders.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Ownership of Equity Securities

"Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as an admission that any of such Common Shares are in fact beneficially owned by any person. As of the Record Date, there are no shareholders known to the Company who own beneficially more than 5% of the outstanding Common Shares.

Beneficial Ownership of Common Shares held by directors and executive officers of the Company as of the Record Date is indicated in the table below. Each person named in the table and included in the director/officer group has sole voting and investment powers as to such Common Shares, or shares such powers with his or her spouse or minor children, if any.

                                                                             Number of
                                                                           Common Shares
                                                                           Beneficially
                           Name                                                Owned(1)          Percent of Class
                           ----                                            -------------         ----------------
Glenn W. Bunting, Jr......................................                         27,762               *

Leslie A. Grandis.........................................                         27,820               *

Glade M. Knight...........................................                      1,650,096             4.22%

Penelope Ward Kyle........................................                         27,800               *

Stanley J. Olander, Jr....................................                        260,901               *

Harry S. Taubenfeld.......................................                         67,307               *

Martin Zuckerbrod.........................................                         66,319               *

Debra A. Jones............................................                        259,901               *

All directors and executive officers as a group...........                      2,387,906             6.11%



-----------------------
   * Less than one percent of outstanding Common Shares.

(1) Includes Common Shares that may be acquired upon the exercise of stock options, as follows: Messrs. Bunting and Grandis and Ms. Kyle - 26,329 Common Shares each; Mr. Knight -280,440 Common Shares; Mr. Olander and Ms. Jones - 144,310 Common Shares each; and Messrs. Taubenfeld and Zuckerbrod - 52,413 Common Shares each.

Election of Directors

Nominees for Directors. At the Annual Meeting three directors of Class II are to be elected, each to hold office for an ensuing three-year term, or until his or her successor is duly elected and qualified, except in the event of death, resignation or removal. The nominees for election to the three positions on the Board of Directors to be voted upon at the Annual Meeting are Glade M. Knight, Glenn W. Bunting and Leslie A. Grandis. If elected, Messrs. Knight, Bunting and Grandis will serve until the Annual Meeting of Shareholders in the year 2002.

Of the directors whose terms do not expire in 1999, Messrs. Olander and Zuckerbrod (the Class I directors) will serve until the 2000 Annual Meeting of Shareholders, and Ms. Kyle and Mr. Taubenfeld will serve until the 2001 Annual Meeting of Shareholders.

Unless otherwise specified, Common Shares represented by the proxies will be voted for the election of the nominees listed, except that in the event either of those named should not continue to be available for election, discretionary authority may be exercised to vote for a substitute. No circumstances are presently known that would render any nominee named herein unavailable. Each of the nominees is now a member of the Board of Directors. If a quorum is present, the two candidates receiving the greatest number of affirmative votes of Common Shares represented and voting at the Annual Meeting will be elected directors of the Company.

The nominees, their ages, the year of election of each to the Board of Directors of the Company, their principal occupations during the past five years or more, and directorships of each in public companies in addition to the Company are as follows:

Glenn W. Bunting, Jr., 54, is a director of the Company. He has been President of American KB Properties, Inc., which develops and manages shopping centers, since 1985. He has been President of G.B. Realty Corporation, which brokers shopping centers and apartment communities, since 1980. Mr. Bunting was first elected to the Board of the Company in 1993 and his term expires in 1999.

Leslie A. Grandis, 54, is a director of the Company. He has been a partner in the law firm of McGuire, Woods, Battle & Boothe LLP in Richmond, Virginia since 1974. Mr. Grandis concentrates his practice in the areas of corporate finance and securities law. He is a director of Markel Corporation and CSX Trade Receivables Corporation. Mr. Grandis was first elected to the Board of the Company in 1993 and his term expires in 1999.

Glade M. Knight, 55, is a director, Chairman, Chief Executive Officer and President of the Company. Since 1972, Mr. Knight has held executive and/or ownership positions in several corporations involved in the management of and investment in real estate, and has served, directly or indirectly, as a general or limited partner of 71 limited partnerships owning 80 properties comprising over 13,000 apartment units. Mr. Knight is also a director, Chairman of the Board and President of Apple Residential Income Trust, Inc. Mr. Knight was first elected to the Board of the Company in 1989 and his term expires in 1999. Mr. Knight serves as Chief Executive Officer and President of the Company under an employment agreement which has a one-year term ending on August 31, 1999, and which may be extended by the Company for up to two additional one-year terms.

Other Directors and Officers. The following are the directors of the Company whose terms expire after 1999 and the executive officers of the Company:

Debra A. Jones, 44, is the Chief Operating Officer of the Company. From June 1991 through August 1996, Ms. Jones was employed by Cornerstone Realty Group, Inc. Through Cornerstone Realty Group, Inc., Cornerstone Management Group, Inc. and Cornerstone Advisors, Inc., which had contracts to provide management and administration services to the Company, Ms. Jones provided the same general types of services as she now provides as the Company's Chief Operating Officer. Ms. Jones has held executive positions in real estate companies organized by Mr. Knight since 1979. Ms. Jones has been the Company's Chief Operating Officer since September 1, 1996, and serves in such capacity under an employment agreement which has a five-year term ending on August 31, 2001.

Stanley J. Olander, Jr., 44, is a director, Chief Financial Officer and Secretary of the Company. From June 1991 through August 1996, Mr. Olander was employed by Cornerstone Realty Group, Inc. Through Cornerstone Realty Group, Inc., Cornerstone Management Group, Inc. and Cornerstone Advisors, Inc., which had contracts to provide management and administration services to the Company, Mr. Olander provided the same general types of services as he now provides as the Company's Chief Financial Officer. Mr. Olander has held various executive positions in real estate companies organized by Mr. Knight since 1981. Mr. Olander was first elected to the Board of the Company in 1992 and his term expires in 2000. Mr. Olander has been the Company's Chief Financial Officer since September 1, 1996, and serves in such capacity under an employment agreement which has a five-year term ending on August 31, 2001.

Martin Zuckerbrod, 68, is a director of the Company. He has practiced law, and been involved in mortgage and real estate investment activities, in the firm of Zuckerbrod & Taubenfeld of Cedarhurst, New York since 1959. He has practiced law since 1956. Mr. Zuckerbrod's areas of professional concentration are real estate and commercial law. Mr. Zuckerbrod also serves as a judge in the Village of Cedarhurst, New York. Mr. Zuckerbrod was first elected to the Board of the Company in 1992 and his term expires in 2000.

Penelope W. Kyle, 51, has been the director of the Virginia Lottery since September 1, 1994. Ms. Kyle worked in various capacities for CSX Corporation and its affiliated companies from 1981 until August 1994. She served as Vice President, Administration and Finance for CSX Realty, Inc. beginning in 1991, as Vice President, Administration for CSX Realty, Inc. from 1989 to 1991, and as Assistant Vice President and Assistant to the President for CSX Realty, Inc. from 1987 to 1989. Ms. Kyle is also a director of Apple Residential Income Trust, Inc. Ms. Kyle was first elected to the Board of the Company in 1993 and her term expires in 2001.

Harry S. Taubenfeld, 69, has practiced law, and been involved in mortgage and real estate investment activities, in the firm of Zuckerbrod & Taubenfeld of Cedarhurst, New York since 1959, and has practiced law since 1956. Mr. Taubenfeld specializes in real estate and commercial law. Mr. Taubenfeld is a Trustee of the Village of Cedarhurst, New York, and a past President of the Nassau County Village Officials. Mr. Taubenfeld was first elected to the Board of the Company in 1992 and his term expires in 2001.

Executive Officers

The Company's executive officers are Glade M. Knight, Debra A. Jones and Stanley
J. Olander, Jr. Information with regard to Messrs. Knight and Olander and Ms. Jones is set forth above under the caption "Election of Directors."

Item 11. Executive Compensation

Compensation of Directors

During 1998, independent directors (all directors other than Messrs. Knight and Olander) received annual directors' fees of $10,000 payable $5,000 in cash and $5,000 in Common Shares (valued at the current market price at the time of issuance), plus $500 for each meeting of the Board and $100 for each committee meeting attended; however independent directors did not receive any compensation for attending a committee meeting if it occurred on the same day as a meeting of the entire Board of Directors. Independent directors received an additional $1,000 for serving on the Executive Committee in 1998. Non-independent directors received no compensation from the Company for their service as directors. All directors were reimbursed by the Company for their travel and other out-of-pocket expenses incurred in attending meetings of the directors or a committee and in conducting the business of the Company.

In addition,  in 1998, each independent  director received an option to purchase
7,721  Common  Shares,   exercisable  at  $11.68per  Common  Share.  Independent
directors will receive additional Common Share options in 1999.

Compensation of Executive Officers

General. The following table sets forth the compensation awarded during the fiscal years ended December 31, 1998, 1997 and 1996, to the Company's Chief Executive Officer and all executive officers of the Company whose total salary and bonus exceeded $100,000 (collectively the "Named Executive Officers") during the fiscal year ending December 31, 1998. The Company did not pay salaries to its officers for the period before September 1, 1996. During such prior period, the Company operated as an "externally-advised" and "externally-managed" real estate investment trust ("REIT"). Effective October 1, 1996, the Company converted to "self-administered" and "self-managed" status.

                                            SUMMARY COMPENSATION TABLE



                                     ANNUAL COMPENSATION                                       LONG-TERM COMPENSATION AWARDS
                                     -------------------                                       -----------------------------


        NAME AND                                                                                                     SECURITIES
        --------                                                            OTHER ANNUAL        RESTRICTED SHARE     UNDERLYING
   PRINCIPAL POSITION        YEAR     SALARY ($)      BONUS ($)(1)         COMPENSATION (2)       AWARDS  ($)(3)     OPTIONS (#)
   ------------------        ----     ----------      ------------         ----------------       --------------     -----------
Glade M. Knight              1998      210,000            ---                    ---                  19,082                 ---
  Chairman and Chief         1997      210,000            ---                    ---                  11,000                 ---
  Executive Officer          1996       70,000            ---                    ---                  11,000                 ---


Debra A. Jones               1998      120,000            ---                    ---                  10,325                 ---
  Chief Operating Officer    1997      120,000            ---                    ---                   5,500                 ---
                             1996       40,000            ---                    ---                   5,500                 ---


Stanley J. Olander, Jr.      1998      120,000            ---                    ---                  10,325                 ---
  Chief Financial Officer    1997      120,000            ---                    ---                   5,500                 ---
                             1996       40,000            ---                    ---                   5,500                 ---

----------------------

(1) Bonuses may be awarded in 1999 and in future years in the discretion of the Board of Directors.

(2) The Company provides each of the Named Executive Officers with use of a Company automobile, and pays premiums for term life, disability and health insurance for the Named Executive Officers. The value of such items was less than the lesser of either $50,000 or 10% of the total salary and bonus of the Named Executive Officer in 1998.

(3) At December 31, 1998, Mr. Knight held 8,350 restricted Common Shares (with an aggregate value as of December 31, 1998 of $87,675) issued under the Company's Incentive Plan and each of Ms. Jones and Mr. Olander held 4,500 restricted Common Shares (each with an aggregate value as of December 31, 1998 of $47,250) issued under the Incentive Plan. All of these restricted Common Shares were issued on July 1, 1995 and March 24, 1998 and vest in equal 1/5 portions in each of the five years from the date of issuance. If the holder of such restricted Common Shares ceases to be either an officer or employee of the Company for any reason other than death or permanent disability, the unvested restricted Common Shares will revert to the Company. Distributions are payable on all of these restricted Common Shares, both vested and unvested. The table set forth above shows only the vested restricted Common Shares and reflects the fair market value of the vested restricted Common Shares on the date of their issuance.

The following table sets forth information with respect to the Common Share options held by the Named Executive Officers during the year ended December 31, 1998. There were no option grants to the Named Executive Officers during the year ended December 31, 1998.





                                        AGGREGATED OPTION EXERCISES IN 1998
                                          AND 1998 YEAR-END OPTION VALUES



                           SHARES ACQUIRED   VALUE      NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-MONEY
          NAME               ON EXERCISE     REALIZED   UNEXERCISED OPTIONS AT YEAR-END         OPTIONS AT YEAR END ( $)
          ----               -----------     --------   -------------------------------         ------------------------

                                                        EXERCISABLE      UNEXERCISABLE    EXERCISABLE(1)    UNEXERCISABLE(1)
                                                        -----------      -------------    --------------    ----------------

Glade M. Knight...........      ---            ---         280,440            ---              ---                ---

Debra A. Jones............      ---            ---         144,310            ---              ---                ---

Stanley J. Olander, Jr. ..      ---            ---         144,310            ---              ---                ---

    ---------------------------

(1)           NAME                  GRANT DATE                OPTION                  EXERCISE PRICE*
              ----                  ----------                ------                  ---------------

     Glade M. Knight                  9/08/98                   13,088                    $11.12
                                      3/24/98                  200,000                    $12.06
                                      9/08/97                   13,088                    $12.13
                                     All Prior                  54,264                    $11.00

     Debra A. Jones                   9/08/98                    7,362                    $11.12
             and                      3/24/98                  100,000                    $12.06
     Stanley J. Olander, Jr.          9/08/97                    7,362                    $12.13
                                     All Prior                  29,586                    $11.00


     --------------------------

        * The fair market value based on closing sale price of Common Shares on date of grant.

Employment Agreements. Each of Glade M. Knight, Stanley J. Olander, Jr. and Debra A. Jones has, effective September 1, 1996, entered into an employment agreement with the Company. Mr. Knight's employment agreement had a term of one year, was extended for one additional one-year term and may be extended by the Company for up to three additional one-year terms. The employment agreements with Ms. Jones and Mr. Olander have five year terms ending on August 31, 2001. Mr. Olander and Ms. Jones are obligated to devote all of their business time to the Company. Mr. Knight is not similarly restricted, although he has agreed to devote as much of his attention and energies to the business of the Company as is reasonably required in the judgment of him and the Board of Directors.

Each employment agreement contains a limited non-compete provision. The officer agrees that during the term of his or her employment, and for a period of one year thereafter if the officer terminates his or her employment, such officer will not be employed by or affiliated with a business that competes with the Company in Virginia, North Carolina, or South Carolina, or solicit or attempt to solicit any person employed by the Company to leave such employment for employment with a competing business. Notwithstanding the foregoing, Mr. Knight will be permitted (1) to continue to act as a general partner of various real estate partnerships in which he was a general partner as of September 1, 1996, and (2) to pursue other ventures, including without limitation real estate ventures, except any such ventures that compete with the Company in Virginia, North Carolina or South Carolina.

Each employment agreement terminates automatically upon the officer's death. The Company is obligated to pay to the decedent's personal representative an amount equal to the decedent's current annual salary in a one-time lump sum payment.

The Company may terminate the officer's employment and the Company's obligations under the employment agreement in the event of the "disability" of the officer or for "cause," as defined in the agreement. "Disability" means inability to perform the essential functions of the position, after reasonable accommodation in accordance with the Americans with Disabilities Act, if such a disability results from a physical or mental impairment which can be expected to result in death or to continue for at least six consecutive months. In the event of termination for disability, the Company must pay the officer or his representative an amount equal to the officer's current annual salary in a one-time lump sum payment. "Cause" is defined in the employment agreement as including continued or deliberate neglect of duties, willful misconduct of the officer injurious to the Company, violation of any code or standard of ethics applicable to Company employees, active disloyalty to the Company, conviction of a felony, habitual drunkenness or drug abuse, excessive absenteeism unrelated to a disability, or breach by the officer of the employment agreement. If the Company terminates the officer for "cause," it will have no further obligation to the officer except under any applicable benefits policy.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information on security ownership of certain beneficial owners and management is included in Item 10.

Item 13.  Certain Relationships and Related Transactions

Messrs. Zuckerbrod and Taubenfeld are principals in the law firm of Zuckerbrod & Taubenfeld of Cedarhurst, New York, which acted as counsel to the Company in connection with the Company's acquisition of certain of its real properties in 1998 and received legal fees totaling approximately $118,000. This law firm is expected to render additional services to the Company in 1999 and will receive compensation for such services.

Mr. Grandis, who is a director of the Company, is also a partner in the law firm of McGuire, Woods, Battle & Boothe LLP, which serves as general counsel to the Company and certain of its affiliates and received legal fees for its services. Such representation is expected to continue in 1999. The husband of Penelope W. Kyle, who is a director of the Company, is also a partner in McGuire, Woods, Battle & Boothe LLP.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as part of the report

             1.  Financial Statements

             The following consolidated financial statements of the registrant are included in Item 8:

                         Independent Auditors' Report
                             Ernst & Young LLP

                         Consolidated Balance Sheets
                             December 31, 1998 and 1997

                         Consolidated Statements of Operations
                             Years Ended December 31, 1998, 1997 and 1996

                         Consolidated Statements of Shareholders' Equity
                             Years ended December 31, 1998, 1997 and 1996

                         Consolidated Statements of Cash Flows
                             Years ended December 31, 1998, 1997 and 1996

                          Notes to Consolidated Financial Statements

             2.  Financial Statement Schedule

                           Schedule   III  -   Real   Estate   and   Accumulated
                           Depreciation (Included on pages 36 through 40 of this Form 10-K Report)

             All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

             3.  Exhibits

             Incorporated  herein by  reference  are the  exhibits  listed under
                   "Exhibits Index" on pages 42 through 46 of this Form 10-K Report.

     (b) Reports on Form 8-K

                  During the last quarter of 1998, the Company filed the following Current Reports on Form 8-K:

                  On October 26, 1998, the registrant filed a Report on Form 8-K/A to a Report on Form 8-K dated August 12, 1998. The item reported was Item 7.

                  On December 28, 1998, the registrant filed a Report on Form 8-K dated October 16, 1998. The items reported were Items 2, 5, and 7. The financial statement filed was a Statement of Income and Direct Operating Expenses (exclusive of certain items) for Cape Landing Apartments for the twelve months ended September 30, 1998.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1998)
DECEMBER

                                                       Subsequently
                                   Initial Cost        Capitalized
                      Encum-   -------------------------------------------------
  Description         brances   Land         Bldg.         Impr.        Land
--------------------------------------------------------------------------------
1) Polo Club             $-   $  264,698   $4,035,302   $3,205,936   $  264,698
* Greenville, SC
* Multi-family housing

2) The Hollows           $-   $1,374,840   $2,825,160   $1,973,553   $1,390,671
* Raleigh, NC
* Multi-family housing   $-

3) Mayflower Seaside          $2,258,169   $5,375,975   $2,557,214   $2,258,248
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone  Ridge          $-   $  374,271   $2,950,729   $2,489,292   $  374,293
* Columbia, SC
* Multi-family housing

5) County Green          $-   $  319,250   $3,480,750   $1,499,670   $  327,484
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase       $-   $  304,590   $2,995,410   $2,374,978   $  304,815
* Wilmington, NC
* Multi-family housing

7) Harbour Club          $-   $1,019,895   $4,230,105   $  996,147   $1,020,274
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring         $-   $  258,126   $3,335,874   $2,170,709   $  258,209
* Wilmington, NC
* Multi-family housing

9) The Trestles          $-   $2,650,884   $7,699,116   $1,148,537   $2,686,006
* Raleigh, NC
* Multi-family housing

10) Wind Lake            $-   $1,051,200   $7,708,800   $2,325,542   $1,088,780
* Greensboro, NC
* Multi-family housing

11) Magnolia Run         $-   $  495,000   $5,005,000   $1,409,344   $  509,001
* Greenville, SC
* Multi-family housing

12) Breckinridge         $-   $1,512,000   $4,088,000   $1,462,749   $1,558,060
* Greenville, SC
* Multi-family housing

     Gross Amount Carried
-----------------------------                 Date of      Date
   Bldg. & Impr.     Total     Acc. Dep.      Const.     Acquired      Dep. Life
--------------------------------------------------------------------------------
   $ 7,241,238    $ 7,505,936   $ 1,770,648   1972     June 3, 1993    27.5 yrs.




   $ 4,782,882    $ 6,173,553   $ 1,083,582   1974     June 1, 1993    27.5 yrs.




   $ 7,933,111    $10,191,359   $ 1,409,626   1950     Oct. 26, 1993   27.5 yrs.





   $ 5,439,998    $ 5,814,292   $ 1,215,180   1975     Dec. 8, 1993    27.5 yrs.



   $ 4,972,186    $ 5,299,670   $ 1,031,996   1976     Dec. 1, 1993    27.5 yrs.




   $ 5,370,163    $ 5,674,978   $ 1,032,249   1976     Feb. 1, 1994    27.5 yrs.




   $ 5,225,874    $ 6,246,147   $   923,702   1988      May 1, 1994    27.5 yrs.




   $ 5,506,501    $ 5,764,709   $   874,015   1968      Aug. 1, 1994   27.5 yrs.




   $ 8,812,531    $11,498,537   $ 1,518,361   1987      Dec. 30, 1994  27.5 yrs.




   $ 9,996,762    $11,085,542   $ 1,313,936   1985      April 1, 1995  27.5 yrs.




   $ 6,400,343    $ 6,909,344   $   933,528   1972     June 1, 1995    27.5 yrs.



   $ 5,504,689    $ 7,062,749   $   786,475   1973     June 21, 1995   27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1998)

                                                       Subsequently
                                    Initial Cost        Capitalized
                      Encum-   -------------------------------------------------
  Description         brances    Land         Bldg.         Impr.        Land
--------------------------------------------------------------------------------
13) Bay Watch Pointe     $-   $  775,680   $ 2,596,845   $1,623,956   $  813,936
* Virginia Beach, VA
* Multi-family housing

14) Hanover Landing      $-   $  801,500   $ 4,923,500   $1,724,266   $  822,285
* Charlotte, NC
* Multi-family housing

15) Mill Creek           $-   $1,368,000   $ 7,182,000   $1,034,482   $1,417,614
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles          $-   $1,095,000   $ 6,205,000   $1,733,017   $1,595,458
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay         $-   $2,002,000   $ 7,098,000   $4,364,303   $2,066,930
* Charlotte, NC
* Multi-family housing

18) Tradewinds           $-   $1,428,000   $ 8,772,000   $  878,865   $1,436,890
* Hampton, VA
* Multi-family housing

19) Osprey Landing       $-   $  393,750   $ 3,981,250   $2,873,041   $  403,842
* Wilmington, NC
* Multi-family housing

20) The Meadows          $-   $  186,000   $ 6,014,000   $1,242,434   $  190,568
* Asheville, NC
* Multi-family housing

21) West Eagle Green     $-   $  326,400   $ 3,693,600   $2,324,127   $  316,095
* Augusta, GA
* Multi-family housing

22) Ashley Park          $-   $1,586,650   $10,618,350   $  942,418   $1,589,251
* Richmond, vA
* Multi-family housing

23) Arbor Trace          $-   $1,100,000   $ 3,900,000   $1,022,029   $1,130,749
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay       $-   $  603,000   $ 4,422,000   $  820,929   $  624,169
* Charlotte, NC
* Multi-family housing

     Gross Amount Carried
-----------------------------                 Date of      Date
   Bldg. & Impr.     Total     Acc. Dep.      Const.     Acquired      Dep. Life
--------------------------------------------------------------------------------
$ 4,182,544       $ 4,996,481   $   619,857   1972     July 18, 1995   27.5 yrs.



$ 6,626,980       $ 7,449,266   $   825,849   1972     Aug. 22, 1995   27.5 yrs.



$ 8,166,868       $ 9,584,482   $ 1,012,893   1984     Sept. 1, 1995   27.5 yrs.



$ 7,437,558       $ 9,033,017   $   947,596   1990     Oct. 1, 1995    27.5 yrs.



$11,397,373       $13,464,303   $ 1,414,467   1972     Nov. 1, 1995    27.5 yrs.



$ 9,641,975       $11,078,865   $ 1,220,735   1988     Nov. 1, 1995    27.5 yrs.



$ 6,844,199       $ 7,248,041   $   861,051   1973     Nov. 1, 1995    27.5 yrs.



$ 7,251,866       $ 7,442,434   $   857,142   1974     Jan. 31, 1996   27.5 yrs.



$ 6,028,032       $ 6,344,127   $   691,426   1974   March 1, 1996     27.5 yrs.



$11,558,167       $13,147,418   $ 1,302,148   1988   March 1, 1996     27.5 yrs.



$ 4,891,281       $ 6,022,029   $   568,303   1985   March 1, 1996     27.5 yrs.



$ 5,221,760       $ 5,845,929   $   565,523   1986   April 1, 1996     27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1998)

                                                       Subsequently
                                    Initial Cost        Capitalized
                      Encum-   -------------------------------------------------
  Description         brances    Land         Bldg.         Impr.        Land
--------------------------------------------------------------------------------
25) Trophy Chase         $-   $  853,300  $ 2,856,700   $3,019,365   $   880,843
* Charlottesville, VA
* Multi-family housing

26) Beacon Hill          $-   $3,121,587  $10,457,616   $1,116,410   $ 3,075,732
* Charlotte, NC
* Multi-family housing

27) Summerwalk           $-   $1,528,200  $ 4,131,800   $1,878,671   $ 1,565,051
* Concord, NC
* Multi-family housing

28) The Landing          $-   $1,001,400  $ 7,343,600   $1,710,764   $ 1,023,951
* Raleigh, NC
* Multi-family housing

29) Meadowcreek          $-   $1,110,000  $ 9,990,000   $1,404,352   $ 1,134,435
* Pineville, NC
* Multi-family housing

30) Trolley Square East  $-   $1,620,000  $ 4,380,000   $3,019,708   $ 2,817,605
Trolley Square West           $1,145,495  $ 3,097,080
* Richmond, VA
* Multi-family housing

31) Savannah West        $-   $  627,860  $ 9,215,760   $3,445,736   $ 1,161,511
* Augusta, GA
* Multi-family housing

32) Paces Glen           $-   $2,153,250  $ 5,271,750   $  704,400   $ 2,226,399
* Charlotte, NC
* Multi-family housing

33) Signature Place      $-   $  491,665  $ 4,971,283   $1,795,362   $   502,648
* Greenville, NC
* Multi-family housing

34) Hampton Glen         $-   $1,391,992  $10,207,939   $1,146,678   $ 1,414,237
* Richmond, VA
* Multi-family housing

35) Heatherwood          $-   $2,449,310  $ 7,756,147   $5,767,240   $ 4,186,842
Italian Village/Villa Marina  $ 1,707,750 $ 5,717,250
* Charlotte, NC
* Multi-family housing

     Gross Amount Carried
-----------------------------                 Date of      Date
   Bldg. & Impr.     Total     Acc. Dep.      Const.     Acquired      Dep. Life
--------------------------------------------------------------------------------
$ 5,848,522       $ 6,729,365   $   694,015   1970     April 1, 1996   27.5 yrs.



$11,619,880       $14,695,613   $ 1,176,300   1985     May 1, 1996     27.5 yrs.



$ 5,973,619       $ 7,538,671   $   622,468   1983     May 1, 1996     27.5 yrs.



$ 9,031,813       $10,055,764   $   910,146   1984     May 1, 1996     27.5 yrs.



$11,369,917       $12,504,352   $ 1,170,665   1984     May 31, 1996    27.5 yrs.



$10,444,677       $13,262,283   $ 1,058,022   1968     June 25, 1996   27.5 yrs.
                                              1964     Dec. 31, 1996   27.5 yrs.



$12,127,845       $13,289,356   $ 1,158,056   1976     July 1, 1996    27.5 yrs.



$ 5,903,002       $ 8,129,400   $   554,771   1986     July 19, 1996   27.5 yrs.



$ 6,755,662       $ 7,258,310   $   675,438   1981     August 1, 1996  27.5 yrs.



$11,332,372       $12,746,609   $ 1,061,727   1986     August 1, 1996  27.5 yrs.



$19,210,856       $23,397,697   $ 1,312,815   1980     Sept. 1, 1996   27.5 yrs.
                                              1980     Aug. 29, 1997

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1998)

                                                       Subsequently
                                    Initial Cost        Capitalized
                      Encum-   -------------------------------------------------
  Description         brances      Land        Bldg.        Impr.        Land
--------------------------------------------------------------------------------
36) Highland Hills         $-   $1,210,000  $10,890,000  $2,321,444   $1,198,724
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake   $-   $2,932,778  $11,731,108  $  455,523   $2,884,355
* Durham, NC
* Multi-family housing

38) Greenbrier             $-   $  998,957  $10,100,568  $1,392,309   $1,009,698
* Fredericksburg, VA
* Multi-family housing

39) Deerfield              $-   $  427,000  $10,248,000  $  543,179   $  430,416
* Durham, NC
* Multi-family housing

40) The Arbors at Windsor  $-   $  978,750  $ 9,896,250  $  644,973   $  994,426
Lake
* Columbia, SC
* Multi-family housing

41) Westchase              $-   $1,980,000  $ 9,020,000  $1,811,352   $2,012,327
* Charleston, SC
* Multi-family housing

42) Paces Arbor            $-   $1,173,526  $ 4,414,693  $  382,096   $1,181,172
* Raleigh, NC
* Multi-family housing

43) Paces Forest           $-   $1,359,431  $ 5,114,050  $  485,146   $1,370,590
* Raleigh, NC
* Multi-family housing

44) Carlyle Club           $-   $3,589,800  $ 7,990,200  $1,274,800   $3,607,026
* Lawrenceville, GA
* Multi-family housing

45) Ashley Run             $-   $3,780,000  $14,220,000  $1,482,278   $3,793,621
* Norcross, GA
* Multi-family housing

46) Charleston Place       $-   $1,516,000  $ 7,959,000  $  735,482   $1,534,603
* Charlotte, NC
* Multi-family housing

47) Dunwoody Springs       $-   $3,648,000  $11,552,000  $3,024,312   $3,666,146
* Dunwoody, GA
* Multi-family housing

     Gross Amount Carried
-----------------------------                  Date of      Date
   Bldg. & Impr.     Total        Acc. Dep.    Const.     Acquired    Dep. Life
--------------------------------------------------------------------------------
 $13,222,720      $14,421,444   $1,238,766      1987   Sept. 27, 1996  27.5 yrs.



 $12,235,054      $15,119,409   $1,106,811      1996    Aug. 31, 1996  27.5 yrs.



 $11,482,137      $12,491,834   $1,532,856      1980    Oct. 1, 1996   27.5 yrs.



 $10,787,763      $11,218,179   $  878,888      1985    Nov. 1, 1996   27.5 yrs.



 $10,525,547      $11,519,973   $  810,376      1991    Jan. 1, 1997   27.5 yrs.




 $10,799,026      $12,811,352   $  837,847      1985    Jan. 15, 1997  27.5 yrs.



 $ 4,789,142      $ 5,970,315   $  335,625      1986    March 1, 1997  27.5 yrs.



 $ 5,588,037      $ 6,958,627   $  393,683      1986    March 1, 1997  27.5 yrs.



 $ 9,247,774      $12,854,800   $  641,638     1974     Apr. 30, 1997  27.5 yrs.



 $15,688,657      $19,482,278   $1,046,144      1987    Apr. 30, 1997  27.5 yrs.



 $ 8,675,879      $10,210,482   $  559,521      1986    May 13, 1997   27.5 yrs.



 $14,558,166      $18,224,312   $  827,490      1981    July 25, 1997  27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 1998)

                                                          Subsequently
                                       Initial Cost        Capitalized
                        Encum-   -----------------------------------------------
  Description           brances    Land           Bldg.         Impr.   Land
--------------------------------------------------------------------------------
48) Clarion Crossing    $-   $ 3,180,000  $  7,420,000  $   476,591  $ 3,235,960
* Raleigh, NC
* Multi-family housing

49) Stone Brook         $-   $ 1,570,000  $  6,280,000  $   861,137  $ 1,582,468
* Norcross, GA
* Multi-family housing

50) St. Regis           $-   $ 2,156,000  $  7,644,000  $   335,730  $ 2,170,353
* Raleigh, NC
* Multi-family housing

51) Remington Place     $-   $ 1,422,000  $  6,478,000  $   557,508  $ 1,433,609
* Raleigh, NC
* Multi-family housing

52) Stone Point         $-   $ 1,164,000  $  8,536,000  $   476,529  $ 1,170,756
* Charlotte, NC
* Multi-family housing

53) Pinnacle Ridge      $-   $ 1,547,411  $  4,183,740  $   316,863  $ 1,572,517
* Ashville, NC
* Multi-family housing

54) Hampton Point       $-   $ 1,589,250  $ 10,635,750  $ 2,048,203  $ 1,648,342
* Charleston, NC
* Multi-family housing

55) The Timbers         $-   $ 1,944,000  $  6,156,000  $   252,596  $ 1,955,632
* Raleigh, NC
* Multi-family housing

56) The Gables          $-   $ 2,185,000  $  9,315,000  $   304,432  $ 2,200,603
* Richmond, VA
* Multi-family housing

57) Spring Lake         $-   $   900,000  $  8,100,000  $   363,025  $   907,555
* Morrow, GA
* Multi-family housing

58) Cape Landing        $-   $ 1,026,000  $ 16,074,000  $   165,961  $ 1,015,486
* Myrtle Beach, SC
* Multi-family housing
                        --------------------------------------------------------
                        $-   $85,028,615  $412,492,050  $89,917,693  $87,013,965
                        ========================================================

     Gross Amount Carried
-----------------------------                  Date of      Date
   Bldg. & Impr.      Total          Acc. Dep.    Const.    Acquired   Dep. Life
--------------------------------------------------------------------------------
$  7,840,631   $ 11,076,591     $   392,229    1972     Sept. 30, 1997 27.5 yrs.



$  7,128,669   $  8,711,137     $   328,088    1986     Oct. 31, 1997  27.5 yrs.



$  7,965,377   $ 10,135,730     $   348,402    1986     Oct. 31, 1997  27.5 yrs.



$  7,023,899   $  8,457,508     $   299,125    1985     Oct. 31, 1997  27.5 yrs.



$  9,005,773   $ 10,176,529     $   345,740    1986     Jan.15, 1998   27.5 yrs.



$  4,475,496   $  6,048,013     $   142,257    1951     April 1, 1998  27.5 yrs.



$ 12,624,861   $ 14,273,203     $   385,775    1986     Mar 31, 1998   27.5 yrs.



$  6,396,963   $  8,352,596     $   139,998    1983     June 4, 1998   27.5 yrs.



$  9,603,829   $ 11,804,432     $   180,293    1987     July 2, 1998   27.5 yrs.



$  8,455,469   $  9,363,025     $   128,844    1986     Aug. 12, 1998  27.5 yrs.



$ 16,250,475   $ 17,265,961     $   152,653    1997/98  Oct. 16, 1998  27.5 yrs.
-------------------------------------------

$500,424,393   $587,438,358(1)  $48,227,760
===========================================

(1) Represents the aggregate cost for Federal Income tax purposes.

(2) The reconciliations of the carrying amount of real estate owned and accumulated depreciation is contained in Note 2 of the audited financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 1999.

                      CORNERSTONE REALTY INCOME TRUST, INC.

                                      By: /s/ Glade M. Knight
                                         -------------------------
                                         Glade M. Knight,
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and President

     Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                          Capacity                               Date
---------                                          --------                               ----
/s/ Glade M. Knight                              Director, Chief Executive Officer      March 29, 1999
--------------------------------                 and President
Glade M. Knight

/s/ Stanley J. Olander, Jr.                      Director, Chief Financial Officer      March 29, 1999
--------------------------------                 and Principal Accounting Officer
Stanley J. Olander, Jr.

/s/ Harry S. Taubenfeld                          Director                               March 29, 1999
--------------------------------
Harry S. Taubenfeld

/s/ Leslie A. Grandis                            Director                               March 29, 1999
--------------------------------
Leslie A. Grandis

/s/ Glenn W. Bunting, Jr.                        Director                               March 29, 1999
--------------------------------
Glenn W. Bunting, Jr.

/s/ Penelope W. Kyle                             Director                               March 29, 1999
--------------------------------
Penelope W. Kyle


                                  EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------
3.1                Amended and Restated Articles of Incorporation of Cornerstone
                   Realty  Income  Trust,  Inc.,  as amended.  (Incorporated  by reference to Exhibit 3.1 included in the Company's  Report on
                   Form 8-K dated May 12, 1998; File No. 1-12875.)

3.2                Bylaws of  Cornerstone  Realty  Income Trust,  Inc.  (Amended
                   Through May 12, 1998)  (Incorporated  by reference to Exhibit
                   3.2  included in the  Company's  Report on Form 8-K dated May
                   12, 1998; File No. 1-12875).

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



Exhibit Number     Description
--------------     -----------
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

10.3 Agreement for Appointment of Transfer Agent and Registrar between the Company and First Union National Bank of North
                   Carolina. (Incorporated herein by reference to Exhibit 10.19 to the Company's Report on Form 10-K for the Year Ended
                   December 31, 1994; File No. 0-23954).

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

10.8               Employment   Agreement   dated   September  1,  1996  between
                   Cornerstone  Realty Income  Trust,  Inc. and Glade M. Knight.
                   This  is  a  management  contract  or  compensatory  plan  or arrangement  required  to be filed as an exhibit  pursuant to
                   Item 14 (c) of  Form  10-K.  (Incorporated  by  reference  to
                   Exhibit  10.8 to the  Company's  Report  on Form 10-K for the
                   Year Ended December 31, 1997; File No. 1-12875.)

10.9               Employment   Agreement   dated   September  1,  1996  between
                   Cornerstone  Realty  Income  Trust,  Inc. and Debra A. Jones.
                   This  is  a  management  contract  or  compensatory  plan  or arrangement  required  to be filed as an exhibit  pursuant to
                   Item 14 (c) of Form 10-K. (2)








Exhibit Number     Description
--------------     -----------
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

10.13              Property  Acquisition/Disposition   Agreement  between  Apple
                   Residential  Income Trust,  Inc. and Apple Realty Group, Inc.
                   (Incorporated  herein by  reference  to Exhibit  10.3 of Form
                   S-11 of  Apple  Residential  Income  Trust,  Inc.  (File  No.
                   333-10635) filed on November 14, 1996).

10.14              Advisory Agreement Subcontract among Apple Residential Income
                   Trust, Inc., Apple Residential Advisors, Inc. and Cornerstone
                   Realty Income Trust, Inc. (Incorporated herein by reference to Exhibit 10.14 to the Company's Report on Form 10-K for the Year Ended December 31, 1997; File No. 1-12875.)

10.15              Property   Management   Agreement   Subcontract  among  Apple
                   Residential Income Trust, Inc., Apple Residential  Management
                   Group,  Inc.,  and  Cornerstone  Realty  Income  Trust,  Inc.
                   (Incorporated  herein by  reference  to Exhibit  10.15 to the
                   Company's Report on Form 10-K for the Year Ended December 31,
                   1997; File No. 1-12875.)

10.16              Agreement  and Bill of Transfer  and  Assignment  among Apple
                   Residential  Income Trust, Inc., Apple Realty Group, Inc. and
                   Cornerstone Realty Income Trust, Inc. (Incorporated herein by reference to Exhibit 10.16 to the Company's Report on Form
                   10-K for the Year Ended December 31, 1997; File No. 1-12875.)

10.17              Right of First Refusal  Agreement  between Apple  Residential
                   Income Trust, Inc. and Cornerstone  Realty Income Trust, Inc.
                   (Incorporated   herein  by   reference  to  Exhibit  10.7  of
                   Amendment  No.  2 to Form  S-11 of Apple  Residential  Income
                   Trust, Inc. (File No. 333-10635) filed on November 14, 1996.)

10.18              Common  Share  Purchase   Option   Agreement   between  Apple
                   Residential  Income Trust, Inc. and Cornerstone Realty Income
                   Trust,  Inc.  (Incorporated  herein by  reference  to Exhibit
                   10.18 to the Company's Report on Form 10-K for the Year Ended
                   December 31, 1997; File No. 1-12875.)

10.19              Assignment Relating to Property  Management  Agreements among
                   Apple  Residential  Income  Trust,  Inc.,  Apple  Residential
                   Management  Group,  Inc., Apple REIT Limited  Partnership and
                   Cornerstone Realty Income Trust, Inc. (Incorporated herein by




Exhibit Number     Description
--------------     -----------
                   reference to Exhibit  10.19 to the  Company's  Report on Form
                   10-K for the Year Ended December 31, 1997; File No. 1-12875.)

10.20              [Intentionally Omitted.]

10.21 Articles of Organization of CRIT-NC, LLC. (Incorporated by reference to Exhibit 10.1 included in the Company's Current
                   Report  on  Form  8-K  dated  December  30,  1997;  File  No.
                   0-23954.)

10.22              Operating  Agreement of CRIT-NC,  LLC dated as of December 9,
                   1997. (Incorporated by reference to Exhibit 10.2 included in the Company's Current Report on Form 8-K dated December 30,
                   1997; File No. 0-23954.)

10.23              Form of  Property  Management  Agreement  between  Apple REIT
                   Limited  Partnership and Apple Residential Income Trust, Inc.
                   (Incorporated herein by reference to Exhibit 10.23 to the Company's Report on Form 10-K for the Year Ended December 31,
                   1997; File No. 1-12875.)

10.24              First Amendment to the Cornerstone  Realty Income Trust, Inc.
                   1992 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated herein by reference to Exhibit 10.24 to the Company's Report on Form 10-K for the Year Ended December 31, 1997; File No.
                   1-12875.)

10.25              First Amendment to the 1992 Incentive Plan Nonstatutory Stock
                   Option  Agreement  between  Cornerstone  Realty Income Trust,
                   Inc. and Martin Zuckerbrod. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated herein by reference to Exhibit 10.25 to the Company's Report on Form 10-K for the Year Ended December 31, 1997; File No.
                   1-12875.)

10.26              First Amendment to the 1992 Incentive Plan Nonstatutory Stock
                   Option  Agreement  between  Cornerstone  Realty Income Trust,
                   Inc. and Harry S. Taubenfeld.  This is a management  contract or compensatory  plan or arrangement  required to be filed as
                   an   exhibit   pursuant   to  Item  14  (c)  of  Form   10-K.
                   (Incorporated  herein by  reference  to Exhibit  10.26 to the
                   Company's Report on Form 10-K for the Year Ended December 31,
                   1997; File No. 1-12875.)

10.27              First Amendment to the Cornerstone  Realty Income Trust, Inc.
                   1992  Non-Employee  Directors  Stock Option  Plan.  This is a
                   management  contract  or  compensatory  plan  or  arrangement required to be filed as an exhibit  pursuant to Item 14(c) of
                   Form  10-K.   (Incorporated  by  reference  to  Exhibit  10.1
                   included in the  Company's  Current  Report on Form 8-K dated
                   May 12, 1998; File No. 1-12875.)

10.28              Agreement of Limited Partnership of Cornerstone  Partners, L.
                   P. (Incorporated by reference to Exhibit 10.2 included in the Company's Current Report on Form 8-K dated October 16, 1998;
                   File No. 1-12875.)

10.29              Credit Agreement among Cornerstone Realty Income Trust, Inc.,
                   CRIT- NC, LLC and First Union National Bank. (Incorporated by reference to Exhibit 10.3 included in the Company's Current
                   Report on Form 8-K dated October 16, 1998; File No. 1-12875.)



Exhibit Number     Description
--------------     -----------
10.30              Revolving  Credit  Note  made by  Cornerstone  Realty  Income
                   Trust, Inc. and CRIT-NC,  LLC.  (Incorporated by reference to
                   Exhibit 10.4 included in the Company's Current Report on Form
                   8-K dated October 16, 1998; File No. 1-12875.)

10.31 Termination of Advisory Agreement Subcontract. (Incorporated by reference to Exhibit 10.5 included in the Company's
                   Current  Report on Form 8-K dated October 16, 1998;  File No.
                   1-12875.)

10.32              Termination  of Property  Management  Agreement  Subcontract.
                   (Incorporated by reference to Exhibit 10.6 included in the Company's Current Report on Form 8-K dated October 16, 1998;
                   File No. 1-12875.)

10.33              Bill   of   Sale   and   Note    Pertaining    to    Property
                   Acquisition/Disposition Agreement. (Incorporated by reference to Exhibit 10.7 included in the Company's  Current  Report on
                   Form 8-K dated October 16, 1998; File No. 1-12875.)

10.34              Assignment and Assumption  Agreement  (Pertaining to Advisory
                   Agreement  for  Apple   Residential   Income  Trust,   Inc.).
                   (Incorporated  by reference  to Exhibit 10.8  included in the
                   Company's  Current Report on Form 8-K dated October 16, 1998;
                   File No. 1-12875.)

10.35              Amended   and   Restated   Property   Acquisition/Disposition
                   Agreement.   (Incorporated   by  reference  to  Exhibit  10.9
                   included in the  Company's  Current  Report on Form 8-K dated
                   October 16, 1998; File No. 1-12875.)

21                 Subsidiaries of Cornerstone  Realty Income Trust,  Inc. FILED
                   HEREWITH.

23                 Consent of Independent Auditors. FILED HEREWITH.

27                 Financial Data Schedule. FILED HEREWITH.

99.1               Pages 3  through  7 of the  Current  Report  on  Form  8-K of
                   Cornerstone Realty Income Trust, Inc. dated January 15, 1998.
                   FILED HEREWITH.

99.2               Pages 4  through  11 of the  Current  Report  on Form  8-K of
                   Cornerstone  Realty Income Trust,  Inc. dated March 31, 1998.
                   FILED HEREWITH.

99.3               Pages 3  through  6 of the  Current  Report  on  Form  8-K of
                   Cornerstone  Realty Income Trust,  Inc.  dated June 4 , 1998.
                   FILED HEREWITH.

99.4               Pages 3  through  6 of the  Current  Report  on  Form  8-K of
                   Cornerstone  Realty  Income Trust,  Inc.  dated July 2, 1998.
                   FILED HEREWITH.

99.5               Pages 4  through  8 of the  Current  Report  on  Form  8-K of
                   Cornerstone  Realty Income Trust, Inc. dated August 12, 1998.
                   FILED HEREWITH.




Exhibit Number     Description
--------------     -----------
99.6               Pages 4  through  8 of the  Current  Report  on  Form  8-K of
                   Cornerstone Realty Income Trust, Inc. dated October 16, 1998.
                   FILED HEREWITH.



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

