Form 10-K/A
period 1998-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1999-04-26
CIK 854875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
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

     The undersigned company (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as follows:

By amending and restating Items 10, 11, 12 and 13 (Part III) in their entirety as follows:


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     For information with respect to the Company's directors, director nominees and executive officers see "Ownership of Equity Securities," "Election of Directors," "Committees of the Board, " "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 5, 6 and 11 of the Company's Proxy Statement dated April 15, 1999, which information is incorporated herein by reference.

Item 11. Executive Compensation

     For information with respect to executive compensation, see "Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation, " "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" on pages 5 through 10 of the Company's Proxy Statement dated April 15, 1999, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     See "Ownership of Equity Securities" on page 3 of the Company's Proxy Statement dated April 15, 1999, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     See "Certain Relationships and Agreements" on page 10 of the Company's Proxy Statement dated April 15, 1999, which information is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 26 day of April, 1999.

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