Form 10-Q
period 1999-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 1999-05-07
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________to________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       At April 20, 1999, there were outstanding 39,626,858 shares of common stock, no par value, of the registrant.

                                     INDEX



                                                                           Page Number
                                                                           ------------

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                        Consolidated Balance Sheets - March 31, 1999             3
                        and December 31, 1998

                        Consolidated Statements of Operations -                  4
                        Three months ended March 31, 1999
                        and  March 31, 1998

                        Consolidated Statement of Shareholders' Equity -         5
                        Three months ended March 31, 1999

                        Consolidated Statements of Cash Flows -                  6
                        Three months ended March 31, 1999
                        and March 31, 1998

                        Notes to Consolidated  Financial
                        Statements                                               7

      Item 2.     Management's Discussion and Analysis                          10
                  of Financial Condition and Results of
                  Operations

PART II.      OTHER INFORMATION:

      Item 1.     Legal Proceedings (not applicable).

      Item 2.     Changes in Securities (not applicable).

      Item 3.     Defaults Upon Senior Securities
                  (not applicable).

      Item 4.     Submission of Matters to a Vote of
                  Security Holders (not applicable).

      Item 5.     Other Information (not applicable)

      Item 6.     Exhibits and Reports on Form 8-K                              14




CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                                March 31,             December 31,
                                                                  1999                    1998
                                                              --------------          --------------
ASSETS

Investment in Rental Property:
Land                                                           $ 86,336,129            $ 87,100,659
Buildings and property improvements                             489,860,640             487,972,647
Furniture and fixtures                                           13,001,249              12,365,052
                                                              --------------          --------------
                                                                589,198,018             587,438,358
Less accumulated depreciation                                   (54,030,131)            (48,227,760)
                                                              --------------          --------------
                                                                535,167,887             539,210,598

Cash and cash equivalents                                         6,965,795               2,590,364
Prepaid expenses                                                  1,213,358               1,372,498
Other assets                                                      9,771,057               9,174,148
                                                              --------------          --------------
             Total Assets                                      $553,118,097            $552,347,608
                                                              ==============          ==============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                 $ 205,503,092           $ 201,892,999
Accounts payable                                                    749,001               4,301,682
Accrued expenses                                                  5,714,954               2,730,418
Rents received in advance                                           164,752                 506,649
Tenant security deposits                                          1,591,572               1,729,671
                                                              --------------          --------------
             Total Liabilities                                  213,723,371             211,161,419

Minority interest of unitholders in operating partnership         2,017,064               2,014,693

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000
  shares; issued and outstanding 0 shares                           -                       -
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 39,370,146 shares
   and 39,113,916 shares, respectively                          390,663,581             388,131,512
Deferred compensation                                               (97,382)               (108,905)
Distributions greater than net income                           (53,188,537)            (48,851,111)
                                                              --------------          --------------
             Total Shareholders' Equity                         337,377,662             339,171,496
                                                              --------------          --------------
             Total Liabilities and Shareholders' Equity        $553,118,097            $552,347,608
                                                              ==============          ==============




See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)




                                                                      Three Months Ended
                                                                 March 31,             March 31,
                                                                    1999                 1998
                                                               ----------------------------------

REVENUE:
         Rental income                                           $ 23,467,091       $ 20,120,435
         Other income                                               1,061,287            842,034

EXPENSES:
                 Property and maintenance                           6,098,887          5,499,525
                 Taxes and insurance                                2,062,366          1,523,849
                 Property management                                  549,368            512,319
                 General and administrative                           448,596            356,339
                 Amortization expense and other depreciation           61,399             16,138
                 Depreciation of rental property                    5,802,371          4,683,384
                 Other                                                297,706            406,959
                                                               ----------------------------------
                             Total expenses                        15,320,693         12,998,513
                                                               ----------------------------------
Income before interest and dividend income (expense)                9,207,685          7,963,956

   Interest and dividend income                                        90,874             93,010
   Interest expense                                                (3,415,448)        (2,820,918)
                                                               ----------------------------------
Income before minority interest in operating partnership            5,883,111          5,236,048

  Minority Interest of unitholders in operating partnership            50,701                  -
                                                               ----------------------------------
Net income                                                        $ 5,832,410        $ 5,236,048
                                                               ==================================
Basic and diluted earnings per common share                       $      0.15        $      0.15
                                                               ==================================
Distributions per common share                                    $      0.26        $      0.26
                                                               ==================================







See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)





                                                                                                         Distributions
                                                                                                          (Greater)        Total
                                                                 Number                     Deferred      Less than    Shareholders'
                                                               of Shares         Amount    Compensation   Net Income       Equity
                                                              ----------------------------------------------------------------------


Balance at December 31, 1998                                    39,113,916   $388,131,512    ($108,905) ($48,851,111)  $339,171,496

Net income                                                               -              -            -     5,832,410      5,832,410
Cash distributions declared to shareholders
     ($.26  per share)                                                   -              -            -   (10,169,836)   (10,169,836)
Exercise of stock options                                              539          5,390            -             -          5,390
Amortization of deferred compensation                                    -              -       11,523             -         11,523
Shares issued through dividend reinvestment plan                   255,691      2,526,679            -             -      2,526,679
                                                              ----------------------------------------------------------------------

Balance at March  31, 1999                                      39,370,146   $390,663,581     ($97,382) ($53,188,537)  $337,377,662
                                                              ======================================================================





See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                Three Months Ended
                                                                                       March 31,                March 31,
                                                                                        1999                       1998
                                                                                  -----------------------------------------

Cash flow from operating activities:

   Net income                                                                        $  5,832,410             $  5,236,048
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                      5,863,770                4,699,522
     Minority interest of unitholders in operating partnership                             50,701
     Amortization of deferred compensation                                                 11,523                    5,499
     Amortization of Apple Realty Group contract purchase                                 134,798                   50,001
     Amortization of deferred financing costs                                              56,625                  259,965
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                   159,140                   24,375
       Other assets                                                                      (849,730)                (542,383)
       Accounts payable                                                                (3,552,681)              (1,631,639)
       Accrued expenses                                                                 2,984,536                1,934,780
       Rent received in advance                                                          (341,897)                (243,077)
       Tenant security deposits                                                          (138,099)                  32,905
                                                                                     ------------             ------------
                         Net cash provided by  operating activities                    10,211,096                9,825,996

Cash flow from investing activities:

   Sale of land                                                                           764,668              (27,906,914)
   Capital improvements                                                                (2,524,328)              (5,072,554)
                                                                                     ------------             ------------
                         Net cash used in investing activities                         (1,759,660)             (32,979,468)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                  9,231,093               41,295,000
   Repayments of short-term borrowings                                                 (5,621,000)             (12,748,000)
   Net proceeds from issuance of shares                                                 2,532,068                2,733,284
   Cash distributions to operating partnership unitholders                                (48,330)
   Cash distributions paid to shareholders                                            (10,169,836)              (8,879,092)
                                                                                     ------------             ------------
                         Net cash provided by (used in) financing activities           (4,076,005)              22,401,192

                         Increase (decrease) in cash and cash equivalents               4,375,431                 (752,280)

Cash and cash equivalents, beginning of year                                            2,590,364                4,513,986
                                                                                     -------------            ------------
Cash and cash equivalents, end of period                                             $  6,965,795             $  3,761,706
                                                                                     =============            ============






See accompanying notes to consolidated financial statements.

                     CORNERSTONE REALTY INCOME TRUST, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 1999



(1)  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 Annual Report on Form 10-K.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs to be expensed as incurred. The unamortized balance of organization costs of $55,657 was written off as a cumulative effect of an accounting change as of January 1, 1999 and is included in other amortizaton expense.

      Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

      On March 30, 1999, the Company's Board of Directors voted to approve a merger with Apple Residential Income Trust, Inc. ("Apple") subject, to among other requirements, an affirmative vote of the Company's shareholders. The transaction is valued at approximately $310 million. Under the terms of the merger agreement, Apple shareholder will receive .4 of a share of the Company's $25 Series A convertible preferred stock for each share of Apple common stock. The Series A Preferred Stock will have a first year dividend yield of 8.5%, which will increase to 9% in the second year and 9.5% in the third year and thereafter. Each share of Series A Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Company's common stock, which reflects a conversion price of $15.80 for the Company's common stock. After five years, the Series A Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company will assume approximately $32.1 million of Apple debt with an average interest rate of approximately 6.475%. The transaction has been structured as a tax-free reorganization and will be accounted for under the purchase method of accounting.


(2)  Notes Payable

      During October, 1998, the Company closed a $25 million extension on the $175 million unsecured line of credit with a consortium of six banks, bringing the maximum permitted borrowing to $200 million. The line of credit bears interest at one month LIBOR plus 135 basis points. In addition, the Company is obligated to pay lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. The due date of the $25 million extension was extended from April 15, 1999 to August 15, 1999 and the remaining balance is due on October 30, 2000. At March 31, 1999, borrowings under the agreement were $200 million.

      The Company has available a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 160 basis points and the due date was extended to October 31, 1999. At March 31, 1999, borrowings under the agreement were $3,000.

(3)   Related Parties

      In August 1996, Glade M. Knight, Chairman and Chief Executive Officer of the Company, established Apple for the purpose of acquiring apartment communities in Texas. Companies owned by Mr. Knight provided advisory, property management, and asset acquisition services to Apple. In March 1997, the Company entered into subcontract arrangements with the companies owned by Mr. Knight to provide property management services and advisory services to Apple. Property management fees are 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees are .1% to 25% of total capital raised by Apple based on the financial performance of Apple as defined in the agreement. The amount of fees received by the Company under the contracts for the three months ended March 31, 1999 and 1998 were $747,803 and $351,534, respectively.

      During March 1997, the Company acquired all the assets of Apple Realty Group, Inc., which provided the real estate acquisition and disposal services for Apple. The sole asset of Apple Realty Group, Inc. was the acquisition/disposition contract with Apple, which expires on October 31, 2001. The Company paid $350,000 cash and issued stock valued at $1,650,000 for this contract. Under the terms of the contract, Apple pays a real estate commission equal to 2% of the purchase price of the properties acquired. The Company is amortizing its purchase of this contract over the anticipated total acquisitions by Apple during the contract period. For the three months ended March 31, 1999 and 1998, the Company received $313,484 and $490,500, respectively, in real estate commissions under this contract and amortized $134,798 and $259,965, respectively, of the purchase price of this contract.

      Apple granted the Company a continuing right to own 9.8% of the common shares of Apple at its selling price, net of selling commissions. In April 1997, the Company purchased 417,778 shares of Apple for $3.76 million. This represents approximately 1.4% of the common shares of Apple outstanding as of March 31, 1999. The Company recognized dividend income for the three months ended March 31, 1999 and 1998 of $83,550, respectively, on its investment in Apple.

(4) Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                     Three Months      Three Months
                                           Ended             Ended
                                         3/31/99           3/31/98
                                         -------           -------
Numerator:
      Net income                      $ 5,832,410        $ 5,236,048
      Numerator for basic and
      diluted earnings                  5,832,410          5,236,048
Denominator:
      Denominator for basic
      earnings per share-weighted-
      average shares                   39,315,952         35,752,760
Effect of dilutive securities:
      Stock options                            -               5,651
---------------------------------------------------------------------
Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
     conversions                       39,315,952         35,758,411
--------------------------------------------------------------------
Basic and diluted earnings per
     common share                     $      0.15        $      0.15
--------------------------------------------------------------------
(5) Subsequent Events

       In April 1999, the Company distributed to its shareholders approximately $10,630,226 (26 cents per share) of which approximately $2,540,138 was reinvested in the purchase of additional shares of the Company.


      On April 15, 1999, the Board of Directors of the Company and Apple agreed to modify the Company's right of first refusal to purchase Apple's common shares or business and the service contracts between Apple and Cornerstone to allow for termination of such agreements in the event of a change of control of the Company. Apple has agreed to pay Cornerstone $1.5 million for the contract modifications. The Company will record income for payments received to allow the contract modifications.

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

      On March 30, 1999, the Company's Board of Directors voted to approve a merger with Apple subject, to among other requirements, an affirmative vote of the Company's shareholders. The transaction is valued at approximately $310 million. Under the terms of the merger agreement, Apple shareholder will receive .4 of a share of the Company's $25 Series A convertible preferred stock for each share of Apple common stock. The Series A Preferred Stock will have a first year dividend yield of 8.5%, which will increase to 9% in the second year and 9.5% in the third year and thereafter. Each share of Series A Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Company's common stock, which reflects a conversion price of $15.80 for the Company's common stock. After five years, the Series A Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company will assume approximately $32.1 million of Apple debt with an average interest rate of approximately 6.475%. The transaction has been structured as a tax-free reorganization and will be accounted for under the purchase method of accounting.


Results of Operations

      Income and occupancy
      The Company's property operations for the three months ended March 31, 1999 include the results of operations from the 58 properties acquired to date. The increased rental income and operating expenses for the first quarter 1999 over the first quarter 1998 is primarily due to a full quarter of operation of the 7 properties acquired in 1998.

      Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first three months increased to $23,467,091 in 1999 from $20,120,435 in 1998 due to the factors above.
      Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates. The Company's other sources of income are fees for certain services provided to Apple and returns on the investment of its cash and cash reserves.

      Overall economic occupancy for the Company's properties averaged 90% and 91% for the three months ended March 31, 1999 and 1998, respectively. Overall average rental rates for the portfolio increased 4.4% from $586 at March 31, 1998, to $612 at March 31, 1999.

      Comparable property operations
      On a comparative basis, the 51 properties acquired prior to 1998 provided rental and operating income of $20,738,490 and $13,581,933, respectively during the quarter ended March 31, 1999 and $19,820,432 and $12,883,959 for the same period in 1998. This represents an increase from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 of 5% for both rental and operating income.

      Expenses
      Total expenses for the first three months increased 18% to $15,320,693 in 1999 from $12,998,513 in 1998. The increase is due largely to full quarter of expenses of the 1998 acquisitions. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 37% for the three months ended March 31, 1999 and 1998.

      Depreciation expense for the first three months has increased to $5,802,371 in 1999 from $4,683,384 in 1998. The increase is directly attributable to the full quarter of depreciation of the 1998 acquisitions.

      General and administrative expenses totaled 1.9% of rental income for the three months ended March 31,1999 and 1.8% for the same period in 1998. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

      Interest and investment income and expense
      The Company earned interest income of $7,324 in 1999 and $9,460 in 1998 from the investment of its cash and cash reserves. Dividend income from the Company's investment in Apple was $83,550 for the three months ended March 31,1999 and 1998. The Company incurred interest expense of $3,415,448 and $2,820,918 during the first three months of 1999 and 1998, respectively, associated with borrowings under its line of credit. This is a result of the increased use of its line of credit to fund acquisitions.

      Income and expense from relationship with Apple Residential Income Trust The Company received $747,803 and $351,534 for the quarters ended March 31,1999 and 1998, respectively, for advisory and property management services rendered to Apple. The Company received $313,484 and $490,500 for the quarters ended March 31,1999 and 1998, respectively, in real estate commissions under separate contract and amortized $134,798 as of March 31,1999 and $259,965 as of March 31,1998 of the purchase price of this contract.

Liquidity and Capital Resources

      Capital  Requirements
      The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1999. However, no material commitments existed on April 20, 1999 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including additional equity, cash reserves, and debt, provided by its line of credit (including possible increases thereunder). The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

      The Company capitalized $2.5 million of improvements to its various properties during the first quarter of 1999. It is anticipated that some $14 million in additional capital improvements will be completed during the next year on the current portfolio.

      The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

      Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 25% of all first quarter 1999 distributions, totaling $2,526,679, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1999.

      Investment  in Apple  Residential  Income Trust
      As of March 31, 1999, the Company owned 417,778 common shares of Apple representing approximately 1.4% of common shares of Apple outstanding at March 31,1999. The Company has a continuing right to own up to 9.8% of the common shares of Apple at the market price, net of selling commissions.


      Notes payable
      As of March 31, 1999, the Company's outstanding balance of $200 million on the acquisition line which is the maximum permitted on the line. A $25 million extension included in the $200 million line of credit was extended from April 15, 1999 to August 15, 1999. The Company continued to finance improvements during the quarter using its unsecured line of credit with the consortium of banks. As of March 31,1999 the Company had an outstanding balance of $3,000 on its general corporate line of credit. In addition, the Company had outstanding a $5.5 million unsecured note.


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

      There have been no significant changes to the Year 2000 disclosures included in the 1998 Form 10-K.

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

                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)



DATE:  5/7/99                      BY: /s/ Stanley J. Olander
                                       -----------------------------
                                   Stanley J. Olander
                                   Vice President and Chief Financial Officer