Form 10-Q
period 1999-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1999-08-13
CIK 854875

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At August 1, 1999, there were outstanding 39,832,242 shares of common stock, no par value, of the registrant.

================================================================================

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                                       INDEX

                                                                               Page Number
                                                                               -----------
PART I.     FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)

                           Consolidated Balance Sheets - June 30, 1999             3
                           and December 31, 1998

                           Consolidated Statements of Operations -                 4
                           Three months ended June 30, 1999
                           and  June 30, 1998
                           Six months ended June 30, 1999
                           and June 30, 1998

                           Consolidated Statement of Shareholders' Equity-         5
                           Six months ended June 30, 1999

                           Consolidated Statements of Cash Flows -                 6
                           Six months ended June 30, 1999
                           and June 30, 1998

                           Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis                             11
                      of Financial Condition and Results of
                      Operations

         Item 3. Quantitative and Qualitative Disclosures about                    16
                      Market Risk

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings (not applicable).

         Item 2. Changes in Securities (not applicable).

         Item 3. Defaults Upon Senior Securities
                      (not applicable)

         Item 4. Submission of Matters to a Vote of
                      Security Holders (not applicable)

         Item 5. Other Information (not applicable)

         Item 6. Exhibits and Reports on Form 8-K                                  17


CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                                 June 30,             December 31,
                                                                                                   1999                   1998
                                                                                            ------------------     ----------------
ASSETS
Investment in rental property:
Land                                                                                         $  86,391,086            $  87,100,659
Buildings and property improvements                                                            494,424,667              487,972,647
Furniture and fixtures                                                                          13,820,715               12,365,052
                                                                                             -------------            -------------
                                                                                               594,636,468              587,438,358
Less accumulated depreciation                                                                  (59,937,973)             (48,227,760)
                                                                                             -------------            -------------
                                                                                               534,698,495              539,210,598

Cash and cash equivalents                                                                        6,030,496                2,590,364
Prepaid expenses                                                                                 1,492,208                1,372,498
Other assets                                                                                     9,186,193                9,174,148
                                                                                             -------------            -------------

                Total Assets                                                                 $ 551,407,392            $ 552,347,608
                                                                                             =============            =============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                                                                $ 205,499,999            $ 201,892,999
Accounts payable                                                                                 1,200,526                4,301,682
Accrued expenses                                                                                 5,722,083                2,730,418
Rents received in advance                                                                          158,987                  506,649
Tenant security deposits                                                                         1,455,477                1,729,671
                                                                                             -------------            -------------

                Total Liabilities                                                              214,037,072              211,161,419

Minority interest of unitholders in operating partnership                                        1,975,072                2,014,693

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000
  shares; issued and outstanding 0 shares                                                               --                       --
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 39,623,714 shares
   and 39,113,916 shares, respectively                                                         393,081,307              388,131,512
Deferred compensation                                                                              (85,858)               (108,905)
Distributions greater than net income                                                          (57,600,201)            (48,851,111)
                                                                                             -------------            -------------

                Total Shareholders' Equity                                                     335,395,248              339,171,496
                                                                                             -------------            -------------

                Total Liabilities and Shareholders' Equity                                   $ 551,407,392            $ 552,347,608
                                                                                             =============            =============


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)



                                                                             Three Months Ended              Six Months Ended
                                                                           June 30,       June 30,         June 30,      June 30,
                                                                            1999            1998            1999          1998
                                                                       --------------  -------------    ------------- --------------
REVENUE:
           Rental income                                               $ 23,955,059    $ 21,871,386     $47,422,150    $ 41,991,821
           Other income                                                   2,680,480         850,520       3,741,767       1,692,554

EXPENSES:
                    Property and maintenance                              6,756,501       5,976,007      12,855,388      11,475,532
                    Taxes and insurance                                   1,813,692       1,681,144       3,876,058       3,204,993
                    Property management                                     545,861         543,061       1,095,229       1,055,380
                    General and administrative                            1,680,931         566,998       2,129,527         923,337
                    Amortization expense and other depreciation               5,746          14,146          67,145          30,284
                    Depreciation of rental property                       5,907,842       5,006,691      11,710,213       9,690,075
                    Other                                                   302,945         361,697         600,651         768,656
                                                                       ------------    ------------    ------------    ------------

                                   Total expenses                        17,013,518      14,149,744      32,334,211      27,148,257
                                                                       ------------    ------------    ------------    ------------

Income before interest and dividend income (expense)                      9,622,021       8,572,162      18,829,706      16,536,118

   Interest and dividend income                                             122,425         128,189         213,299        221,199
   Interest expense                                                      (3,517,687)     (3,187,420)     (6,933,135)    (6,008,338)
                                                                       ------------    ------------    ------------    ------------

Income before minority interest in operating partnership                  6,226,759       5,512,931      12,109,870      10,748,979

  Minority interest of unitholders in operating partnership                   8,198          --             58,899           --
                                                                       ------------    ------------    ------------    ------------
Net income                                                             $  6,218,561    $  5,512,931    $ 12,050,971    $ 10,748,979
                                                                       ============    ============    ============    ============
Basic and diluted earnings per common share                            $       0.16    $       0.15    $       0.31    $       0.30
                                                                       ============    ============    ============    ============
Distributions per common share                                         $       0.27    $       0.26    $       0.53    $       0.51
                                                                       ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                                                                                                        Distributions
                                                                                                          (Greater)        Total
                                                                 Number                     Deferred      Less than   Shareholders'
                                                               of Shares     Amount       Compensation    Net Income      Equity
                                                             ------------- -----------    ------------ ------------- ---------------

Balance at December 31, 1998                                  39,113,916   $388,131,512   ($108,905)   ($48,851,111)   $339,171,496

Net proceeds from the sale of shares                                  --             --          --              --              --
Net income                                                            --             --          --      12,050,971      12,050,971
Cash distributions declared to shareholders ($.53  per share)         --             --          --     (20,800,061)    (20,800,061)
Exercise of stock options                                            539          5,390          --              --           5,390
Amortization of deferred compensation                                 --             --      23,047              --          23,047
Shares issued through dividend reinvestment plan                 509,259      4,944,405          --              --       4,944,405
                                                             ------------- -----------    ------------ ------------- ---------------


Balance at June 30, 1999                                      39,623,714   $393,081,307    ($85,858)   ($57,600,201)   $335,395,248
                                                             ------------- -----------    ------------ ------------- ---------------


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                                                           Six Months Ended
                                                                                                       June 30,          June 30,
                                                                                                         1999            1998
                                                                                                   ------------        ------------
Cash flow from operating activities:
   Net income                                                                                      $ 12,050,971        $ 10,748,979
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                                   11,777,358           9,720,359
     Minority interest of unitholders in operating partnership                                           58,899                --
     Amortization of deferred compensation                                                               23,047              10,998
     Amortization of Apple Realty Group contract purchase                                               241,438             463,538
     Amortization of deferred financing costs                                                           113,664             106,531
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                                (119,710)            291,329
       Other assets                                                                                    (434,292)           (630,503)
       Accounts payable                                                                              (3,101,156)         (1,815,305)
       Accrued expenses                                                                               2,991,665           2,139,060
       Rent received in advance                                                                        (347,662)           (274,199)
       Tenant security deposits                                                                        (274,194)            (10,635)
                                                                                                    ------------        ------------
                              Net cash provided by  operating activities                             22,980,028          20,750,152
Cash flow from investing activities:
   Acquistions of rental property                                                                         --            (36,200,620)
   Proceeds from the sale of land                                                                      764,668                --
   Capital improvements                                                                              (7,962,778)        (11,541,946)
                                                                                                   ------------        ------------
                              Net cash used in investing activities                                  (7,198,110)        (47,742,566)
Cash flow from financing activities:

   Proceeds from short-term borrowings                                                               23,887,000          53,883,852
   Repayments of short-term borrowings                                                              (20,280,000)        (43,005,000)
   Net proceeds from issuance of shares                                                               4,949,795          33,993,273
   Cash distributions to operating partnership unitholders                                              (98,520)             --
   Cash distributions paid to shareholders                                                          (20,800,061)        (18,174,819)
                                                                                                   ------------        ------------
                              Net cash provided by (used in) financing activities                   (12,341,786)         26,697,306

                              Increase (decrease) in cash and cash equivalents                        3,440,132            (295,108)

Cash and cash equivalents, beginning of year                                                          2,590,364           4,513,986
                                                                                                   ------------        ------------
Cash and cash equivalents, end of period                                                           $  6,030,496        $  4,218,878
                                                                                                   =============       =============

See accompanying notes to consolidated financial statements.

                      CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 1999


(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 Annual Report on Form 10-K.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of organization costs of $55,657 was written off as a cumulative effect of an accounting change as of January 1, 1999 and is included in other amortizaton expense.

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)  Notes Payable

         On June 28, 1999, the Company entered into a loan agreement with a commercial bank in the amount of $5.5 million to refinance the Company's $5.5 million unsecured note issued on June 25, 1996. The note bears interest at LIBOR plus 135 basis points and is due on September 27, 1999. The Company is currently negotiating a new loan, a portion of the proceeds of which would repay this $5.5 million borrowing.

         During October, 1998, the Company closed a $25 million unsecured bridge facility with a commercial bank. The maturity date is October 13, 1999. The line of credit bears interest at one month LIBOR plus 120 basis points, reduced from one month LIBOR plus 135 basis points. At June 30, 1999, borrowings under the agreement were $25 million. The Company intends to use a portion of the proceeds of the new loan it is negotiating to repay this debt.

         During July, 1999, the Company increased the unsecured line of credit $10 million to $185 million with a consortium of six banks and extended the maturity date to July 9, 2002. The line of credit bears interest at one month LIBOR plus 120 basis points, reduced from one month LIBOR plus 135 basis points. At June 30, 1999, borrowings under the agreement were $175 million.

         The Company has available a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 135 basis points and the maturity date was extended to October 31, 1999. There were no borrowings under this agreement at June 30, 1999.

(3)      Related Parties

         In August 1996, Glade M. Knight, Chairman and Chief Executive Officer of the Company, established Apple Residential Income Trust, Inc. ("Apple") for the purpose of acquiring apartment communities in Texas. Companies owned by Mr. Knight provided advisory, property management, and asset acquisition services to Apple. In March 1997, the Company entered into subcontract arrangements with the companies owned by Mr. Knight to provide property management services and advisory services to Apple. Property management fees were 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees were .1% to. 25% of total capital raised by Apple based on the financial performance of Apple as defined in the agreement. The amount of fees received by the Company under the contracts for the six months ended June 30, 1999 and 1998 were $1,680,282 and $817,954, respectively.

         During March 1997, the Company acquired all the assets of Apple Realty Group, Inc., which provided the real estate acquisition and disposal services for Apple. The sole asset of Apple Realty Group, Inc. was the acquisition/disposition contract with Apple, which expires on October 31, 2001. The Company paid $350,000 cash and issued stock valued at $1,650,000 for this contract. Under the terms of the contract, Apple pays a real estate commission equal to 2% of the purchase price of the properties acquired. The Company is amortizing its purchase of this contract over the anticipated total acquisitions by Apple during the contract period. For the six months ended June 30,1999 and 1998, the Company received $561,484 and $874,600, respectively, in real estate commissions under this contract and amortized $241,438 and $463,538 of the purchase price of this contract.

         In April 1997, the Company purchased 417,778 shares of Apple for $3.76 million. This represents approximately 1.4% of the common shares of Apple outstanding as of June 30, 1999. The Company recognized dividend income for the six months ended June 30, 1999 and 1998 of $170,030 and $168,776, respectively, on its investment in Apple.

         The income and fees received by the Company from Apple will terminate upon consummation of the merger described in note (5) below.

         During May, 1999, Apple paid the Company $1.5 million to modify the Company's right of first refusal to purchase Apple's common shares or business and the service contracts between Apple and the Company to allow for termination of such agreements in the event of a change of control of the Company. The Company recorded the payment as other income.

(4) Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:



                                                   Three Months      Six Months          Three Months       Six Months
                                                      Ended            Ended                 Ended             Ended
                                                   June 30, 1999    June 30, 1999        June 30, 1998     June 30, 1998
                                                  --------------    -------------        -------------     -------------
Numerator:
Net income                                        $ 6,218,561         $12,050,971         $ 5,512,931         $10,748,979
Numerator for basic and
   diluted earnings                                 6,218,561          12,050,971           5,512,931          10,748,979
Denominator:
Denominator for basic
    earnings per share-weighted-
    average shares                                 39,569,424          39,443,428          36,894,332          36,301,575
Effect of dilutive securities:
     Stock options                                         --                  --               5,651               5,651
                                                   ----------          ----------         -----------          ----------
Denominator for diluted earnings
     per share-adjusted weighted-
     average shares and assumed
     conversions                                   39,569,424          39,443,428          36,899,983          36,307,226
                                                   ----------          ----------         -----------          ----------
Basic and diluted earnings per
     common share                                 $       .16         $       .30         $      0.15         $       .30
                                                   ----------          ----------         -----------          ----------

(5) Subsequent Events

         In July 1999, the Company distributed to its shareholders approximately $10,698,686 (27 cents per share), of which approximately $2,163,475 was reinvested in the purchase of additional shares of the Company.

         On July 23, 1999, the Company completed the acquisition of Apple which included 29 apartment communities containing 7,503 apartment units. The acquisition was structured as a merger of Apple into a majority-owned subsidiary of the Company. The transaction is valued at approximately $310 million. Under the terms of the merger agreement, each Apple shareholder will receive .4 of a share of the Company's $25 Series A Convertible Preferred Stock for each share of Apple common stock. The Series A Convertible Preferred Stock will have a first year dividend yield of 8.5%, which will increase to 9% in the second year and 9.5% in the third year and thereafter. Each share of Series A Convertible Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Company's common stock, which reflects a conversion price of $15.80 for the Company's common stock. After five years, the Series A Convertible Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company will assume approximately $32 million of Apple debt with an average interest rate of approximately 6.475%. The transaction has been structured as a tax-free reorganization and will be accounted for under the purchase method of accounting.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This report contains  forward-looking  statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's acquisition of Apple. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, the possibility that the merger of the Company and Apple will not have the effect anticipated by the Company, adverse changes in the real estate markets and general and local economies and business conditions and year 2000 compliance issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         Merger with Apple Residential Income Trust, Inc.
         On July 23, 1999, the Company completed the acquisition of Apple which included 29 apartment communities containing 7,503 apartment units. The acquisition was structured as merger of Apple into a majority-owned subsidiary of the Company. The transaction is valued at approximately $310 million. Under the terms of the merger agreement, each Apple shareholder will receive .4 of a share of the Company's $25 Series A Convertible Preferred Stock for each share of Apple common stock. The Series A Convertible Preferred Stock will have a first year dividend yield of 8.5%, which will increase to 9% in the second year and 9.5% in the third year and thereafter. Each share of Series A Convertible Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Company's common stock, which reflects a conversion price of $15.80 for the Company's common stock. After five years, the Series A Convertible Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company will assume approximately $32 million of Apple debt with an average interest rate of approximately 6.475%. The transaction has been structured as a tax-free reorganization and will be accounted for under the purchase method of accounting.

Results of Operations

         Income and occupancy
         The Company's property operations for the six months ended June 30, 1999 include the results of operations from the 58 properties acquired to date. The increased rental income and operating expenses for the six and three months ended June 30, 1999 over the same period in 1998 is primarily due to a full six months of operation of the 7 properties acquired in 1998.

         Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the six months increased to $47 million in 1999 from $42 million in 1998 due to the factors above. For the second quarter of 1999, the Company's rental income of $24 million was $2 million, or 9.5%, higher than the same period of 1998. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates. The Company's other sources of income were fees for certain services provided to Apple, which terminate upon consummation of the merger, and returns on the investment of its cash and cash reserves. In addition, other income for the second quarter reflects the $1.5 million payment from Apple to the Company.

         Overall economic occupancy for the Company's properties averaged 91% and 92% for the six months ended June 30, 1999 and 1998, respectively. For the second quarter of 1999 and 1998, economic occupancy averaged 92% and 93%, respectively. Overall average rental rates for the portfolio increased 5% from $587 for the six months ended June 30, 1998, to $614 for the six months ended June 30, 1999. For the second quarter of 1999 and 1998, average rental rates increased 5% from $589 to $618, respectively.

         Comparable property operations
         On a comparative basis, the 50 properties acquired prior to 1998 provided rental and operating income of $41 million and $27 million, respectively during the six months ended June 30, 1999 and $39 million and $25 million for the same period in 1998. This represents an increase in rental and operating income from the first six months of 1998 compared to the first six months of 1999 of 5% and 6%, respectively. During the second quarter of 1999 and 1998, these same community operations provided rental and operating income of $20 million and $13 million and $19 million and $12 million, respectively. This represents an increase in rental and operating income from the second quarter of 1998 compared to the second quarter of 1999 of 5% and 7%, respectively.

         Expenses
         Total expenses for the first six months increased 19% to $32 million in 1999 from $27 million in 1998. For the second quarter of 1999, total expenses increased to $17 million from $14 million for the same period in 1998. The increases are due largely to full two quarters of expenses of the 1998 acquisitions. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 38% and 37% for both the second quarter and the six month periods in 1999 and 1998, respectively.

         Depreciation expense for the first six months has increased to $11.7 million in 1999 from $9.7 million in 1998. For the second quarter of 1999 and 1998 depreciation expense was $6 million and $5 million, respectively. The increases are directly attributable to the full two quarters of depreciation of the 1998 acquisitions.


         General and administrative expenses totaled 4% of rental income for the six months ended June 30, 1999 and 2% for the same period in 1998. For the second quarter of 1999 and 1998, general and administrative expenses totaled 7% and 3%, respectively, of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

         Interest and investment income and expense
         The Company earned interest income of $43,268 in 1999 and $52,422 in 1998 from the investment of its cash and cash reserves. For the second quarter of 1999, interest income was $35,944 and $42,962 for the same period in 1998. Dividend income from the Company's investment in Apple was $170,030 and $168,776 for the six months ended June 30, 1999 and 1998, respectively. For the second quarter of 1999 and 1998, dividend income was $86,480 and $85,226, respectively.

         The Company incurred interest expense of $6.9 million and $6 million during the first six months of 1999 and 1998, respectively, associated with borrowings under its lines of credit. For the second quarter of 1999 and 1998, interest expense was $3.5 million and $3.2 million, respectively. This is a result of the increased use of its lines of credit to fund acquisitions.

         Income and expense  from  relationship  with Apple  Residential  Income
         Trust

         The Company received $1,680,282 and $817,954 for the first six months of 1999 and 1998, respectively, for advisory and property management services rendered to Apple. For the second quarter of 1999 and 1998, the Company received $932,480 and $466,420, respectively for the same services. The Company received $561,485 and $874,600 for the first six months of 1999 and 1998, respectively, in real estate commissions under separate contract and amortized $241,438 as of June 30, 1999 and $463,538 as of June 30, 1998 of the purchase price of this contract. During the second quarter of 1999 and 1998, the Company received $248,000 and $384,100, respectively, in real estate commissions. The Company amortized $106,640 in the second quarter of 1999 and amortized $203,573 for the same period in 1998 of the purchase price of the contract. The fees received by the Company from Apple will terminate upon consummation of the merger.

         During May, 1999, Apple paid the Company $1.5 million to modify the Company's right of first refusal to purchase Apple's common shares or business and the service contracts between Apple and Cornerstone to allow for termination of such agreements in the event of a change of control of the Company. The Company recorded the payment as other income.

LIQUIDITY AND CAPITAL RESOURCES

         Capital  Requirements
         The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition to the Company's acquisition of Apple, discussed above, the Company is always assessing potential acquisitions and intends to acquire additional properties during 1999. However, no material commitments existed on August 1, 1999 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including additional equity, cash reserves, and debt, provided by its lines of credit (including possible increases thereunder). The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

         The Company capitalized $8 million of improvements to its various properties during the six months of 1999. It is anticipated that some $14 million in additional capital improvements will be completed during the next year on the current portfolio.

         The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

         Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 24% of all 1999 distributions, totaling $4,944,405, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1999.

         Investment  in Apple Residential Income Trust
         As of June 30, 1999, the Company owned 417,778 common shares of Apple representing approximately 1.4% of common shares of Apple outstanding at June 30, 1999.

         Notes payable During June, 1999, the Company obtained a $5.5 million unsecured loan from a commercial bank. In conjunction with this agreement, the Company repaid an existing unsecured note of $5.5 million plus interest. The new unsecured note is due on September 27, 1999. The Company is currently negotiating a new loan, a portion of the proceeds of which would repay this $5.5 million borrowing.

         At June 30, 1999, borrowings on the $25 million unsecured bridge facility were $25 million and the due date is October 13, 1999. The Company intends to use a portion of the proceeds of the new loan it is negotiating to repay this debt.

         During July, 1999, the Company increased the unsecured line of credit $10 million to $185 million and extended the due date to July 9, 2002. At July 30, 1999, borrowings under this agreement were $185 million.

         The Company had no outstanding balance on its $5 million general corporate line of credit at June 30, 1999.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since December 31, 1998. See the information provided in the Company's Annual Report on Form 10-K under
         Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27-Financial Data Schedule

   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 1999, the items reported and the financial statements included in such filings.

         Type and Date
         of Reports         Items Reported    Financials Statements Filed

         Form 8-K dated     5,7               None
         March 31, 1999

         Form 8-K dated     7(b)              Pro Forma Consolidated Statement
         April 9, 1999                        of Operations for the year ended
                                              December 31, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE:  8-13-99                      BY:  /s/ Stanley J. Olander
                                        ---------------------------------------
                                    Stanley J. Olander
                                    Vice President and Chief Financial Officer