Form 10-Q
period 1999-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 1999-11-15
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

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

          At November 1, 1999, there were outstanding 38,844,517 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                   Page Number
                                                                   -----------
PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 30, 1999      3
                  and December 31, 1998

                  Consolidated Statements of Operations -               4
                  Three months ended September 30, 1999
                  and  September 30, 1998
                  Nine months ended September 30, 1999
                  and September 30, 1998

                  Consolidated Statement of Shareholders' Equity-       5
                  Nine months ended September 30, 1999

                  Consolidated Statements of Cash Flows -               6
                  Nine months ended September 30, 1999
                  and September 30, 1998

                  Notes to Consolidated Financial Statements            7

   Item 2.   Management's Discussion and Analysis                      12
             of Financial Condition and Results of
             Operations

   Item 3.   Quantitative and Qualitative Disclosures about            17
             Market Risk

PART II.    OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of               18
                      Security Holders.

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                 21

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       September 30,              December 31,
                                                                           1999                       1998
                                                                    ------------------         ------------------
ASSETS

Investment in rental property:
Land                                                                     $ 135,475,420               $ 87,100,659
Buildings and property improvements                                        750,830,044                487,972,647
Furniture and fixtures                                                      20,463,789                 12,365,052
                                                                     ------------------         ------------------
                                                                           906,769,253                587,438,358
Less accumulated depreciation                                              (68,079,254)               (48,227,760)
                                                                     ------------------         ------------------
                                                                           838,689,999                539,210,598

Cash and cash equivalents                                                   19,559,391                  2,590,364
Prepaid expenses                                                             1,073,328                  1,372,498
Other assets                                                                 8,002,943                  9,174,148
                                                                     ------------------         ------------------

                Total Assets                                              $867,325,661               $552,347,608
                                                                     ==================         ==================

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                  $ 150,000,000              $ 201,892,999
Notes payable-secured                                                      105,241,662                          -
Distributions payable                                                        4,485,881                          -
Accounts payable                                                             6,498,715                  4,301,682
Accrued expenses                                                            10,458,325                  2,730,418
Rents received in advance                                                      269,677                    506,649
Tenant security deposits                                                     2,065,322                  1,729,671
                                                                     ------------------         ------------------

                Total Liabilities                                          279,019,582                211,161,419

Minority interest of unitholders in operating partnership                    1,939,890                  2,014,693

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000
  shares; 12,666,019 shares, $25 liquidation preference,
  Series A Cumulative Convertible Redeemable issued
  and outstanding                                                          263,038,214                           -
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 39,076,617 shares
   and 39,113,916 shares, respectively                                     387,460,456                388,131,512
Deferred compensation                                                          (79,835)                  (108,905)
Distributions greater than net income                                      (64,052,646)               (48,851,111)
                                                                     ------------------         ------------------

                Total Shareholders' Equity                                 586,366,189                339,171,496
                                                                     ------------------         ------------------

                Total Liabilities and Shareholders' Equity                $867,325,661               $552,347,608
                                                                     ==================         ==================

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)



                                                                  Three Months Ended                       Nine Months Ended
                                                        September 30,           September 30,       September 30,      September 30,
                                                             1999                   1998                1999                1998
                                                       ----------------------------------------- ----------------------------------
REVENUE:
           Rental income                                $ 34,887,760       $ 23,138,533          $ 82,309,910       $ 65,130,354
           Other income                                      212,837          1,860,746             3,954,604          3,553,300

EXPENSES:
           Property and maintenance                        9,640,510          6,623,932            22,495,898         18,099,464
           Taxes and insurance                             3,415,101          1,957,514             7,291,159          5,162,507
           Property management                               627,444            512,327             1,722,673          1,567,707
           General and administrative                        538,307            424,479             2,667,834          1,347,816
           Amortization expense                                    -                709                55,657             16,891
           Other depreciation                                  5,740              7,467                17,228             21,569
           Depreciation of rental property                 8,141,281          5,305,327            19,851,494         14,995,402
           Other                                             151,763            761,534               752,414          1,530,189
                                                     -----------------------------------      -----------------------------------

                         Total expenses                   22,520,146         15,593,289            54,854,357         42,741,545
                                                     -----------------------------------      -----------------------------------

Income before interest and dividend income (expense)      12,580,451          9,405,990            31,410,157         25,942,109

   Interest and dividend income                              109,904            102,490               323,203            323,689
   Interest expense                                       (3,943,225)        (3,219,107)          (10,876,360)        (9,227,446)
                                                     -----------------------------------      -----------------------------------

Income before minority interest in
       operating partnership                               8,747,130          6,289,373            20,857,000         17,038,352

  Minority Interest of unitholders in
     operating partnership                                    15,008                  -                73,907                  -
                                                     -----------------------------------      -----------------------------------

Net income                                               $ 8,732,122        $ 6,289,373          $ 20,783,093       $ 17,038,352

Distributions to preferred shareholders                    4,923,280                  -             4,923,280                  -
                                                     -----------------------------------      -----------------------------------

Net income available to common shareholders              $ 3,808,842        $ 6,289,373          $ 15,859,813       $ 17,038,352
                                                     ===================================      ===================================


Net Income per share-basic and diluted                        $ 0.10             $ 0.16                $ 0.40             $ 0.46
                                                     ===================================      ===================================

Distributions per common share                                $ 0.27             $ 0.26                $ 0.80             $ 0.77
                                                     ===================================      ===================================


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                        Distributions
                                  Number       Common           Number     Preferred                   (Greater)        Total
                                of Common       Stock        of Preferred    Stock        Deferred      Less than     Shareholders'
                                  Shares       Amount          Shares       Amount     Compensation    Net Income       Equity
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 1998    39,113,916   $388,131,512            -              -   ($108,905)   ($48,851,111)   $339,171,496

Net income                               -              -            -              -           -      20,783,093      20,783,093
Issuance of Series A
 Convertible Preferred Stock             -              -   12,666,019    263,038,214           -               -     263,038,214
Cash distributions declared
  to common shareholders                 -              -            -              -           -     (31,498,747)    (31,498,747)
  ($.80 per share)
Preferred stock dividend
   declared ($.35 per share)             -              -            -              -                  (4,485,881)     (4,485,881)
Exercise of stock options              539          5,390            -              -           -               -           5,390
Purchase of common stock held
   by Apple Residential Income
   Trust Inc. ("Apple")           (758,000)    (7,769,500)           -              -                                  (7,769,500)
Amortization of deferred
   compensation                          -              -            -              -      29,070               -          29,070
Shares issued through dividend
  reinvestment plan                720,162      7,093,054            -              -           -               -       7,093,054
                                ---------------------------------------------------------------------------------------------------

Balance at September 30, 1999   39,076,617   $387,460,456   12,666,019   $263,038,214    ($79,835)   ($64,052,646)   $586,366,189
                                ===================================================================================================


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                   September 30,         September 30,
                                                                                       1999                   1998
                                                                                -----------------------------------------
Cash flow from operating activities:

   Net income                                                                      $20,783,093            $17,038,352
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                  19,924,379             15,033,862
     Minority interest of unitholders in operating partnership                          73,907                      -
     Amortization of deferred compensation                                              29,070                 16,497
     Amortization of Apple Realty Group contract purchase                              241,438              1,043,349
     Amortization of deferred financing costs                                          172,172                161,890
     Changes in operating assets and liabilities:
       Operating assets                                                             (2,323,837)            (1,169,524)
       Operating liabilities                                                          (889,372)             1,452,259
                                                                                  -------------           ------------
            Net cash provided by  operating activities                              38,010,850             33,576,685
Cash flow from investing activities:
   Purchase of Apple Residential Income
      Trust, Inc., net of cash
   Acquistions of rental property                                                     (868,173)           (56,908,659)
   Proceeds from the sale of land                                                      764,668                      -
   Capital improvements                                                            (17,890,876)           (19,295,398)
                                                                                  -------------           ------------
            Net cash used in investing activities                                  (17,994,381)           (76,204,057)
Cash flow from financing activities:
   Proceeds from short-term borrowings                                              52,467,001             86,189,852
   Repayments of short-term borrowings                                            (104,360,000)           (52,259,000)
   Proceeds from secured notes payable                                              73,500,000                      -
   Repayment of mortgage notes                                                        (105,430)                     -
   Net proceeds from issuance of common shares                                       7,098,444             36,466,737
   Cash distributions to operating partnership unitholders                            (148,710)                     -
   Cash distributions paid to common shareholders                                  (31,498,747)           (28,214,923)
                                                                                  -------------           -----------
             Net cash provided by (used in) financing activities                    (3,047,442)            42,182,666
             Increase (decrease) in cash and cash equivalents                       16,969,027               (444,706)
Cash and cash equivalents, beginning of year                                         2,590,364              4,513,986
                                                                                  =============           ===========
Cash and cash equivalents, end of period                                           $19,559,391             $4,069,280
                                                                                  =============           ===========
Supplemental information:
   Non-cash transactions associated with:
       Apple Acquisition
                Real estate assets acquired                                      $ 302,204,687                      -
                Issuance of preferred stock                                        263,038,214                      -
                Assumption of mortgage notes                                        31,847,092                      -
                Company common stock held by Apple                                   7,769,500                      -
                Operating assets acquired                                              632,831                      -
                Operating liabilities acquired                                      10,912,991                      -
                Other                                                                3,940,548                      -
       Accretion of preferred dividend                                                 437,399

See accompanying notes to consolidated financial statements.

                      CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 1999


(1)  Basis of Presentation
     ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 Annual Report on Form 10-K.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities". The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. The unamortized balance of organization costs of $55,657 was written off as a cumulative effect of an accounting change as of January 1, 1999 and is reflected in amortization expense.

         Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)  Acquisition of Apple Residential Income Trust, Inc.
     ---------------------------------------------------

         On July 23, 1999, the Company completed the acquisition of Apple Residential Income Trust, Inc. ("Apple") which included 29 apartment communities containing 7,503 apartment units. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The acquisition was structured as a merger of Apple into a majority-owned subsidiary of the Company. The aggregate purchase price was approximately $311 million. Under the terms of the merger agreement, each Apple shareholder received 0.4 of a share of the Company's $25 Series A Convertible Preferred Stock for each share of Apple common stock. A total of 12,666,019 shares of the Company's Series A Convertible Preferred Stock were issued as a result of the merger. The Series A Convertible Preferred Stock has a first year dividend rate of $2.125, which will increase to $2.25 in the second year and $2.375 in the third year and thereafter. The Company is imputing dividends calculated as the present value difference between the perpetual preferred stock distribution and the stated distribution rate. Each share of Series A Convertible Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Company's common stock, which reflects a conversion price of $15.80 for the Company's common stock. After five years, the Series A Convertible Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company assumed approximately $32 million of Apple debt with an effective interest rate of approximately 6.475%. No goodwill was recorded as a result of this transaction.

         The following unaudited pro forma information for the nine months ended September 30, 1999 and 1998 assumes the acquisition of Apple was completed on January 1 of the respective periods. The pro forma information is not necessarily indicative of what the Company's consolidated results of operations would have been if the acquisition previously described has occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.

                                             Nine Months        Nine Months
                                             Ended              Ended
                                             9-30-99            9-30-98
                                             -------            -------
         Rental income                       $109,595,635       $103,388,563

         Net income available to
            common shareholders                 1,549,151          6,596,634

         Net income per common
            share-basic and diluted                  $.04               $.18

         The pro forma information presented above reflects adjustments for the actual rental income and rental expenses of the 22 properties acquired during 1998 and the 3 properties acquired in 1999 (including the Apple properties) for the respective periods in 1998 prior to acquisition. Net income has been adjusted as follows: (1) revenues and expenses related to the acquisition have been eliminated; (2) depreciation expense has been adjusted based on the Company's basis in the properties; (3) interest expense has been adjusted based on the market rate available to the Company at the time of acquisition.

(3)   Notes Payable
      -------------

         On September 29, 1999, the Company placed $73.5 million of secured debt. The loan is secured by ten properties. The loan is interest only and bears interest at a fixed interest rate of 7.29% per annum and the maturity date is September, 2006. The proceeds were used to pay down short-term debt and to curtail the Company's existing line of credit, described below.

         During July, 1999, the Company increased the $175 million unsecured line of credit to $185 million with a consortium of six banks and extended the maturity date to July 9, 2002. The line of credit bears interest at one month LIBOR plus 120 basis points, reduced from one month LIBOR plus 135 basis points. At June 30, 1999, borrowings under the agreement were $175 million. Proceeds from the debt described above, were used to repay $25 million of the Company's line of credit, a $5.5 million loan, and $25 million of other unsecured debt. At September 30, 1999, borrowings under the unsecured line of credit were $150 million. At September 30, 1999, the Company had an unused borrowing capacity of $35 million under the unsecured line of credit.

         The Company has available a $5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 135 basis points and the maturity date was extended to October 31, 2000. At September 30, 1999, the Company had no outstanding borrowings under this agreement.

         In connection with the Apple merger, the Company assumed six mortgage notes with a principal amount of $30.8 million. These mortgages were recorded at a fair value of $31.8 million at the date of assumption. The difference between the fair value and principal is being amortized as an adjustment to interest expense over the term of the respective notes. Mortgage notes payable are due in monthly installments, including principal and interest.

         The aggregate maturities of mortgage notes payable subsequent to September 30, 1999 are as follows:


                                 Year              Amount
                                 ----              -------
                                 1999             $159,721
                                 2000              658,443
                                 2001              691,481
                                 2002              726,985
                                 2003            7,953,582
                              Thereafter        21,551,450
                                               -----------
                                               $31,741,662
                                               ===========

(4)   Related Parties
      ---------------

         The service fees received by the Company from Apple terminated upon the consummation of the merger described in Note (2).

         Prior to the merger, the Company had entered into subcontract arrangements with the companies owned by Mr. Glade M. Knight to provide property management services and advisory services to Apple. Property management fees were 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees were .1% to .25% of total capital raised by Apple based on the financial performance of Apple as defined in the agreement. The amount of fees received by the Company under the contracts for the nine months ended September 30, 1999 and 1998 were $1.9 million and $1.5 million, respectively.

         The Company also previously rendered property acquisition services to Apple. The Company paid $350,000 in cash and issued stock valued at $1,650,000 for the acquisition/disposition contract. Under the terms of the contract, Apple paid a real estate commission equal to 2% of the purchase price of the properties acquired. The Company amortized its purchase of this contract over the anticipated total acquisitions by Apple during the contract period. For the nine months ended September 30, 1999 and 1998, the Company received $561,484 and $2 million, respectively, in real estate commissions under this contract and amortized $241,438 and $1 million of the purchase price of this contract.

         During 1998 the Company purchased 417,778 shares of Apple for $3.76 million. The Company recognized dividend income for the nine months ended September 30, 1999 and 1998 of $194,580 and $252,326, respectively, on its investment in Apple.

         During May, 1999, Apple paid the Company $1.5 million to modify the Company's right of first refusal to purchase Apple's common shares or business and the service contracts between Apple and the Company to allow for termination of such agreements in the event of a change of control of the Company. The Company recorded the payment as other income.

(5) Earnings Per Share
    ------------------

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:


                                       Three Months           Nine Months           Three Months           Nine Months
                                          Ended                  Ended                  Ended                 Ended
                                    September 30, 1999     September 30, 1999    September 30, 1998    September 30, 1998
                                    -------------------    ------------------    ------------------    ------------------
Numerator:
Net income available to
  common shareholders                        $3,808,842           $15,859,813             $6,289,373           $17,038,352
Numerator for basic and
   diluted earnings                           3,808,842            15,859,813              6,289,373            17,038,352
Denominator:
Denominator for basic
    earnings per share-weighted-
    average shares                           39,031,951            39,304,761             38,806,665            37,148,312


Effect of dilutive securities:
     Stock options                                    -                     -                 15,416                27,059
     Series A Convertible Preferred                   -                     -                      -                     -
---------------------------------------------------------------------------------------------------------------------------

Denominator for diluted earnings
     per share-adjusted weighted-
     average shares and assumed
     conversions                             39,031,951            39,304,761             38,822,081            37,175,371
---------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per
     common share                         $         .10            $      .40          $        0.16          $        .46
 --------------------------------------------------------------------------------------------------------------------------

*Series A Convertible Preferred Stock was not included in dilutive earnings per common share calculations since its effect was anti-dilutive.



(6) Subsequent Events
    -----------------

         In October 1999, the Company distributed to its common shareholders approximately $10,755,972 (27 cents per share), of which approximately $2,055,047 was reinvested in the purchase of additional shares of the Company. In addition, the Company distributed $4,485,637 to its preferred shareholders.

         On September 30, 1999, the Company's Board of Directors authorized a common share repurchase program to purchase up to $50 million of the Company's common shares. As of November 1, 1999, the Company had repurchased 226,600 common shares for $2,290,486.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's acquisition of Apple. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, the possibility that the merger of the Company and Apple will not have the effects anticipated by the Company, adverse changes in the real estate markets and general and local economies and business conditions and year 2000 compliance issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         Merger with Apple Residential Income Trust, Inc.
         ------------------------------------------------
         On July 23, 1999, the Company completed the acquisition of Apple, which owned 29 apartment communities containing 7,503 apartment units. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The acquisition was structured as a merger of Apple into a majority-owned subsidiary of the Company. The aggregate purchase price was approximately $311 million. Under the terms of the merger agreement, each Apple shareholder received 0.4 of a share of the Company's $25 Series A Convertible Preferred Stock for each share of Apple common stock. A total of 12,666,019 shares of the Company's Series A Convertible Preferred Stock were issued as a result of the merger. The Series A Convertible Preferred Stock has a first year dividend rate of $2.125, which will increase to $2.25 in the second year and $2.375 in the third year and thereafter. Each share of Series A Convertible Preferred Stock carries a $25 per share liquidation preference and is convertible into 1.5823 shares of the Company's common stock, which reflects a conversion price of $15.80 for the Company's common stock. After five years, the Series A Convertible Preferred Stock will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company assumed approximately $32 million of Apple debt with an effective interest rate of approximately 6.475%. (See Note 2 to the consolidated financial statements for further information.)

RESULTS OF OPERATIONS
---------------------

         Income and occupancy
         --------------------
         The Company's property operations for the nine months ended September 30, 1999 include the results of operations from the 87 properties acquired to date, including properties acquired through the acquisition of Apple on July 23, 1999. The increased rental income and operating expenses for the nine and three months ended September 30, 1999 over the same period in 1998 is primarily due to a full nine months of operation of the 7 properties acquired in 1998 and the operations of the 29 properties acquired on July 23, 1999.

         Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the nine months increased to $82 million in 1999 from $65 million in 1998 due to the factors above. For the third quarter of 1999, the Company's rental income of $35 million was $12 million, or 51%, higher than the same period of 1998. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates. The Company's other sources of income were fees for certain services provided to Apple, which terminated upon completion of the merger, and returns on the investment of its cash and cash reserves. In addition, other income for the nine months ended reflects the $1.5 million payment from Apple to the Company to modify certain contracts described in Note 5 of the September 30, 1999 unaudited quarterly financial statements.

         Overall economic occupancy for the Company's properties averaged 92% for the nine months ended September 30, 1999 and 1998. For the third quarter of 1999 and 1998, economic occupancy averaged 93%. Overall average rental rates for the portfolio increased 3% from $602 for the nine months ended September 30, 1998, to $619 for the nine months ended September 30, 1999. For the third quarter of 1999 and 1998, average rental rates increased 4% from $597 to $624, respectively.

         Comparable property operations
         ------------------------------
         On a comparative basis, the 61 properties acquired prior to 1998, including 10 Apple properties that were owned by Apple prior to 1998, provided rental and operating income of $65.6 million and $41.6 million, respectively during the nine months ended September 30, 1999 and $62.8 million and $39.4 million for the same period in 1998. This represents an increase in rental and operating income from the first nine months of 1998 compared to the first nine months of 1999 of 4% and 6%, respectively. During the third quarter of 1999 and 1998, these same community operations provided rental and operating income of $24.6 million and $14.9 million and $23.7 million and $14.2 million, respectively. This represents an increase in rental and operating income from the third quarter of 1998 compared to the third quarter of 1999 of 4% and 5%, respectively.

         Expenses
         --------
         Total expenses for the first nine months increased 28% to $55 million in 1999 from $43 million in 1998. For the third quarter of 1999, total expenses increased to $23 million from $16 million for the same period in 1998. The increases are due largely to full three quarters of expenses of the 1998 acquisitions along with the addition of the Apple properties acquired on July 23, 1999. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 38% for both the nine month periods in 1999 and 1998, respectively. The operating expense ratio for the third quarter of 1999 and 1998 was 39%.

         Depreciation expense for the first nine months has increased to $20 million in 1999 from $15 million in 1998. For the third quarter of 1999 and 1998 depreciation expense was $8 million and $5 million, respectively. The increases are directly attributable to the full three quarters of depreciation of the 1998 acquisitions and the addition of the Apple properties for the period beginning July 23, 1999.

         General and administrative expenses totaled 3% of rental income for the nine months ended September 30, 1999 and 2% for the same period in 1998. For the third quarter of 1999 and 1998, general and administrative expenses totaled 2% of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

         Interest and investment income and expense
         ------------------------------------------
         The Company earned interest income of $128,623 in 1999 and $71,363 in 1998 from the investment of its cash and cash reserves. For the third quarter of 1999, interest income was $85,354 and $18,940 for the same period in 1998. Dividend income from the Company's investment in Apple was $194,580 and $252,326 for the nine months ended September 30, 1999 and 1998, respectively. For the third quarter of 1998, dividend income was $83,550 and $21,620 was earned in the third quarter of 1999 as the merger was completed on July 23, 1999.

         The Company incurred interest expense of $10.9 million and $9.2 million during the first nine months of 1999 and 1998, respectively, associated with borrowings under its lines of credit. For the third quarter of 1999 and 1998, interest expense was $3.9 million and $3.2 million, respectively. The increase in interest expense relates to the increased use of the line of credit and the assumption of $32 million of mortgage notes through the acquisition of Apple.

         Income and expense from relationship with Apple Residential Income
         Trust
         ------------------------------------------------------------------
         The fees received by the Company from service contracts with Apple terminated upon consummation of the merger. The Company received $1.9 million and $1.5 million for the first nine months of 1999 and 1998, respectively, for advisory and property management services rendered to Apple. For the third quarter of 1999 and 1998, the Company received $212,838 and $647,491, respectively for the same services. The Company received $561,484 and $2.1 million for the first nine months of 1999 and 1998, respectively, in real estate commissions under separate contract and amortized $241,438 as of September 30, 1999 and $1 million as of September 30, 1998 of the purchase price of this contract. During the third quarter of 1998, the Company received $1.2 million in real estate commissions and no commissions were received in the same period of 1999. The Company amortized in the third quarter of 1998 $579,811 of the purchase price of the contract.

         During May, 1999, Apple paid the Company $1.5 million to modify the Company's right of first refusal to purchase Apple's common shares and the business and the service contracts between Apple and Cornerstone to allow for termination of such agreements in the event of a change of control of the Company. The Company recorded the payment as other income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Capital  Requirements
         ---------------------
         The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. The Company is always assessing potential acquisitions and intends to acquire additional properties during 1999. However, no material commitments existed on November 1, 1999 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including additional equity, cash reserves, and debt, provided by its lines of credit (including possible increases thereunder). The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company is confident that it would be able to obtain debt financing from a variety of sources, both secured and unsecured.

         The Company capitalized $18 million of improvements to its various properties during the nine month period ended September 30, 1999. It is anticipated that some $20 million in additional capital improvements will be completed during the next 12 months on the current portfolio.

         The Company has short-term cash flow needs in order to conduct the operation of its properties. The rental income generated from the properties supplies sufficient cash to provide for the payment of these operating expenses and distributions.

         Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 23% of all 1999 distributions, totaling $7,093,054, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 1999.

         Notes payable
         -------------
         On September 29, 1999, the Company placed $73.5 million in secured debt. The loan is secured by ten properties. The loan is interest only and bears interest at a fixed interest rate of 7.29% per annum and the maturity date is September, 2006. The proceeds were used to pay down short-term debt and to curtail the Company's existing line of credit, described below.

         During July, 1999, the Company increased the $175 million unsecured line of credit to $185 million with a consortium of six banks and extended the maturity date to July 9, 2002. The line of credit bears interest at one month LIBOR plus 120 basis points, reduced from one month LIBOR plus 135 basis points. At June 30, 1999, borrowings under the agreement were $175 million. Proceeds from the debt described above, were used to repay $35 million of the Company's line of credit, a $5.5 million loan, and $25 million of other unsecured debt. At September 30, 1999, borrowings under the unsecured line of credit were $150 million. At September 30, 1999, the Company had an unused borrowing capacity of $35 million under the unsecured line of credit.

         In connection with the Apple merger, the Company assumed six mortgage notes with a principal amount of $30.7 million. Five of these mortgages were recorded at a fair value of $31.7 million at the date of assumption. The difference between the fair value and principal is being amortized as an adjustment to interest expense over the term of the respective notes. No adjustment was required for the remaining mortgage assumed. Mortgage notes payable are due in monthly installments, including principal and interest.

         The Company had no outstanding balance on its $5 million general corporate line of credit at September 30, 1999.

         Impact of Year 2000
         -------------------
         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         As of September 30, 1999, approximately 95% of the Company's computer systems have been upgraded and deemed to be year 2000 compliant. The Company's accounting, human resource, and payroll applications have been upgraded and are currently being tested for year 2000 readiness by the Company which is scheduled to be completed in the fourth quarter of 1999.

         The Company has performed procedures and determined that HVAC, elevator, telephone, and security systems are year 2000 compliant.

         Management believes it is devoting the resources necessary to achieve year 2000 readiness in a timely manner. Total costs incurred or anticipated to be incurred related to achieve year 2000 readiness are not anticipated to be significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In connection with the acquisition of Apple Residential Income Trust, Inc., the Company assumed $31.8 million of mortgage loans. The Company marked this debt to market using interest rates available on similar loans at the time of assumption, resulting in an effective interest rate of approximately 6.475%. In addition, the Company secured 10 properties with $73.5 million of secured debt with a fixed interest rate of 7.29%.

         There have been no other material changes since December 31, 1998. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II

Item 4.  Submission of Matters to a Vote of Security Holders

         On July 15, 1999, the Company held a Special Meeting of Shareholders for the purpose of considering (1) the approval and adoption of the Agreement and Plan of Merger, dated as of March 30, 1999, by and between the Company, Apple Residential Income Trust, Inc., and Cornerstone Acquisition Company (a Virginia corporation and a subsidiary of the Company) (the "Merger Agreement"), by which Apple Residential Income Trust, Inc. would merge with and into Cornerstone Acquisition Company (the "Merger"), the Merger and the other transactions contemplated by the Merger Agreement, as more fully described in the Joint Proxy Statement/Prospectus of the Company and Apple Residential Income Trust, Inc., dated as of June 2, 1999 (the "Joint Proxy Statement"), (2) the approval of the issuance by the Company of Series A Convertible Preferred Shares in connection with the Merger, as defined and more fully described in the Joint Proxy Statement, and (3) the approval of certain amendments to the Company's Bylaws related to the issuance by the Company of the Series A Convertible Preferred Shares in connection with the Merger, as defined and more fully described in the Joint Proxy Statement, and as more fully set forth below.

         The proposed amendments to the Bylaws would (1) provide that the holders of the Series A Convertible Preferred Shares may exercise the limited voting rights granted to them under the Articles of Amendment creating the shares or under law, (2) permit the Series A Convertible Preferred Shares to be issued in uncertificated form, (3) amend the Bylaws' limitation on share ownership designed to preserve REIT tax classification to provide that no person (as defined in the Bylaws) may own more than 9.8% of the total number of issued and outstanding shares of any separate class or series of Company capital stock, and (4) permit the Company Board of Directors to interpret or amend the Bylaws to give effect to the foregoing provisions.

         Set forth below are the amendments to the Bylaws submitted for shareholder approval in conjunction with the Merger and the related issuance of the Series A Convertible Preferred Shares.

         1.  Add Bylaw 5.20 to Address Preferred Share Voting Rights:

                  5.20 PREFERRED SHARES AND OTHER SECURITIES. Notwithstanding anything to the contrary in this Article V or elsewhere in these Bylaws, holders of any preferred shares or other Securities of the Company who, pursuant to the documents duly creating such preferred shares or other Securities, are granted voting rights, including rights to nominate and elect Directors, shall have such rights as set forth in the documents creating such preferred shares or other Securities. Furthermore, notwithstanding anything to the contrary in these Bylaws, the Directors may interpret these Bylaws and may propose and adopt amendments to these Bylaws as they deem necessary or convenient to give effect to the foregoing provision of this Section 5.20.

2. Renumber existing Bylaw 7.1 as 7.1(a) and add a new Bylaw 7.1(b) to address Series A Preferred Shares Being Uncertificated:

                  (b) Notwithstanding anything to the contrary in this Section
         7.1 or elsewhere in these Bylaws, if the documents duly creating any preferred shares or other Securities of the Company provide that such preferred shares or other Securities of the Company are to be "uncertificated," certificates need not be issued in respect of such preferred shares or other Securities. The provisions of these Bylaws addressing Shares held in uncertificated form shall apply to any such preferred shares or other Securities. Notwithstanding anything to the contrary in these Bylaws, the Directors may interpret these Bylaws and may propose and adopt such amendments to these Bylaws as shall be necessary or convenient to give effect to the foregoing provisions of this Section 7.1(b).

3. To address Share Accumulation Restrictions:

         Replace Existing Bylaw 7.5(g) with the following:

                  (g) For purposes of Section 7.3, 7.4 and 7.5, "Shares" means the Common Shares of the Company and any other stock of the Company (as "stock" is defined in applicable Internal Revenue Code Sections addressing stock ownership requirements for REITs).

         Amend the first sentence of Bylaw 7.5(a)(i) to read as follows:

                  (a)(i) Subject to the provisions of Section 7.5(b), no Person may own in excess of 9.8% of the total number of the issued and outstanding Shares of any separate class or series, and no Shares shall be transferred (or issued) to any person if, following the transfer or issuance, the Person's direct or indirect ownership of Shares would exceed this limit.

4. Add sentence to Bylaw 11.11 to enable Bylaw amendments:

         The Board of Directors may also amend or revise the Bylaws to the extent other provisions of these Bylaws expressly permit such amendment or revision.

   On June 1, 1999, the record date for determining Common Shares entitled to vote at the Special Meeting, there were 39,621,222 issued and outstanding Common Shares of the Company. At the Meeting, a quorum was present. Each of the proposals presented at the Special Meeting of Shareholders of the Company on July 15, 1999 was approved, with the following representing the vote totals thereon:

(1) The proposal to approve and adopt the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, as more fully described in the Joint Proxy Statement.

         APPROVAL    21,925,731     DISAPPROVAL  1,166,486   ABSTAIN    351,594
                     ----------                  ---------              -------

(2) The proposal to approve the issuance by the Company of Series A Convertible Preferred Shares in connection with the Merger, as defined and more fully described in the Joint Proxy Statement.

         APPROVAL    21,677,025     DISAPPROVAL  1,307,809   ABSTAIN    458,977
                     ----------                  ---------              -------

(3) The proposal to approve certain amendments to the Company's Bylaws relating to the issuance by the Company of Series A Convertible Preferred Shares in connection with the Merger, as defined and more fully described in the Joint Proxy Statement.

        APPROVAL    21,672,241      DISAPPROVAL  1,272,273  ABSTAIN     499,297
                    ----------                   ---------              -------
                                       20

Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27-Financial Data Schedule

   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 1999, the items reported and the financial statements included in such filings.

         Type and Date
         of Reports               Items Reported   Financials Statements Filed

         Form 8-K dated           2,5,7            None
         July 23, 1999 and
         filed August 6, 1999

         Form 8-K dated           5,7              None
         June 25, 1999 and
         filed August 12, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)



DATE:  11-15-99               BY:  /s/ Stanley J. Olander
       --------------------        ---------------------------
                                   Stanley J. Olander
                                   Vice President and Chief Financial Officer