Form 10-K
period 1999-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2000-03-27
CIK 854875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                            Commission File Number
         December 31, 1999                                        1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                        54-1589139
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

   306 EAST MAIN STREET, RICHMOND, VA                              23219
(Address of principal executive offices)                        (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
Common shares, no par value                     New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price of March 15, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $393,859,319.*

On March 15, 2000, there were outstanding approximately 37,962,344 common shares.

----------
* In determining this figure, the Company has assumed that all of its officers and directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 1999 referred to in Part II.

The registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


                                     PART I

INTRODUCTION

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and benefits from the Company's acquisition of Apple Residential Income Trust, Inc. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust ("REIT") involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the "Company") is a Virginia corporation and was incorporated in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental property commenced on June 1, 1993. The business of the Company is to acquire and operate existing residential apartment complexes located in the southern United States. As of December 31, 1999, the Company owned 87 apartment communities, which comprised a total of 20,965 apartment units. The Company's apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The Company's property acquisitions are described in Item 2 of this report, which is hereby incorporated herein by reference. The Company directly owns all of its properties in Georgia and Virginia. In other states, the Company owns its properties through its wholly-owned or majority-owned subsidiaries.

The Company is a self-administered and self-managed equity REIT headquartered in Richmond, Virginia. The Company is a fully integrated real estate organization with expertise in the management, acquisition and renovation of apartment communities. The Company maintains an intense focus on the operations of its properties to generate consistent, sustained growth in net operating income ("NOI"), which it believes is the key to growing funds from operations per common share. The Company believes that successful implementation of this strategy will allow it to continue to increase its NOI from its apartment portfolio. Through renovation and enhanced property management of the apartment communities, the Company strives to increase cash flows, thereby adding value to the underlying real estate.

The Company's objective is to increase distributable cash flow and common share value by:

o Increasing rental rates, maintaining high economic occupancy rates, and controlling costs at the properties; and

o Acquiring additional properties at attractive prices that provide the opportunity to improve operating performance through the application of the Company's management, marketing, and renovation programs.

The Company has nine regional property management offices, which are located in the following cities: Atlanta, Georgia; Raleigh, Charlotte and Wilmington, North Carolina; Columbia, South Carolina; Dallas and Fort Worth, Texas; and Blacksburg and Virginia Beach, Virginia. As of December 31, 1999, the Company had approximately 625 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems. The Company's executive officers have substantial experience with apartment properties, having been responsible for the management, acquisition and renovation of more than 25,000 apartment units over the last 25 years using the strategies and techniques described below. The Company's top three executive officers have an average of approximately 20 years each in the management, acquisition and renovation of residential apartment communities.

Growth through Management and Leasing

The Company seeks to increase net operating income through active property management, which includes keeping rental rates at or above market levels, maintaining high economic occupancy through tenant retention, creating a property identity, effectively marketing each property, and controlling operating expenses at the property level.

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

Operating expenses are controlled at each property by setting budgets at the corporate level and requiring that any expense over budget at a property be approved by management. Purchase discounts are sought at both the corporate level and locally in those areas where the Company has a significant presence. All contracts for goods and services are re-bid annually to ensure competitive pricing. The Company has a preventive maintenance program and the ability to perform work using in-house personnel, which helps the Company to reduce expenses at the properties. For example, the maintenance manager at each property is qualified to perform HVAC and plumbing work which otherwise would be contracted outside the Company. In addition, the Company passes through expenses to tenants by sub-metering of water and sewer to tenants where local and state regulations allow.

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

The Company has demonstrated an ability to grow through acquisitions. The Company's first two properties were acquired in June of 1993. As of December 31, 1999, the Company owned and operated 87 apartment communities.

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

The Company believes it has been and will be able to purchase properties at less than replacement cost based on deferred maintenance, management neglect, or the prior owner's financial distress. Upon acquisition, the Company seeks to improve both operating results and property identity through a 24-month renovation policy which includes selective renovations such as new roofs, new exterior siding, exterior painting, clubhouse renovation and construction, and interior refurbishment. The Company has invested in renovations to its properties in the approximate amounts of $30 million in 1999, $26 million in 1998, $23 million in 1997, and $19.0 million in 1996.

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

As of December 31, 1999, the Company had planned expansion projects for two existing properties: Glen Eagles and The Meadows. Glen Eagles is a 166-unit apartment community located in Winston-Salem, North Carolina. The land adjacent to the community will accommodate approximately 220 additional apartment units which can be served by existing amenities. At The Meadows, a 176-unit community in Asheville, North Carolina, there is additional land for approximately 250 additional apartment units. The Company acquired these adjacent parcels and transferred them to a developer for construction and lease-up of the additional apartment units. These parcels and the additional apartments are subject to repurchase by the Company, which is contingent on a number of factors, including the achievement of certain occupancy levels and compliance with various time commitments. The construction at the Meadows has been completed, and the Company repurchased the property on March 16, 2000. The Company does not have interests in any land adjacent to any other properties it now owns, but may acquire land or options to acquire land of this type adjacent to other properties it may acquire in the future.

Acquisition of Apple Residential Income Trust, Inc.

On July 23, 1999, the Company acquired Apple Residential Income Trust, Inc. ("Apple"). As a result, the Company acquired 29 apartment communities containing 7,503 apartment homes. The acquisition qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The acquisition was structured as a merger of Apple into a majority-owned subsidiary of the Company. The aggregate purchase price was approximately $311 million. Under the terms of the merger agreement, each Apple shareholder received 0.4 of the Company's Series A Convertible Preferred Shares for each common share of Apple. A total of 12,666,019 of the Company's Series A Convertible Preferred Shares were issued as a result of the merger. The Series A Convertible Preferred Shares have a first year dividend rate of $2.125, which will increase to $2.25 in the second year and $2.375 in the third year and thereafter. Each Series A Convertible Preferred Share reflects a conversion price of $15.80 per common share of the Company. After five years, the Series A Convertible Preferred Shares will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the company assumed approximately $32 million of Apple's debt with an effective interest rate of approximately 6.475%. No goodwill was recorded as a result of this transaction.

Financing Policy

The Company's objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares, the Company may obtain capital from lines of credit or other secured or unsecured borrowings.

On September 29, 1999, the Company received a loan in the principal amount of $73.5 million from The Prudential Insurance Company of America. The loan is secured by ten properties. The loan is interest only, paid monthly, and bears interest at a fixed interest rate of 7.29% per annum with a maturity date of September, 2006. The proceeds were used to pay down short-term debt and to curtail the Company's existing line of credit as described below.

In connection with the Apple merger, the Company assumed six mortgage notes with a principal amount of $30.8 million. These mortgages were recorded at a fair value of $32 million at the date of assumption. The difference between the fair value and the principal is being amortized as an adjustment to interest expense over the term of the respective notes. Prepayment penalties apply for early retirements. Scheduled maturities are at various dates through December 2005. At December 31, 1999 the balance of the mortgage note payable was $31,545,682. Mortgage notes payable are due in monthly installments, including principal and interest.

During 1999, the Company's $175 million Unsecured Line of Credit was increased to $185 million and the maturity date was extended to July 9, 2002. The lenders are a syndicate of banks with First Union National Bank as agent. The Unsecured Line of Credit currently bears interest equal to one-month LIBOR plus 1.20%. The interest rate is adjusted monthly and the formula for determination of the interest rate can change based on changes in financial condition and debt level of the Company. At December 31, 1999, the Company had an unused borrowing capacity of $35 million under the Unsecured Line of Credit. In addition, the Company is obligated to pay lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. At December 31, 1999, borrowings under the agreement was $150 million.

During 1999, the Company increased its $5 million unsecured line of credit for general corporate purposes to $7.5 million. This line of credit bears interest at LIBOR plus 1.20%, adjusted monthly, and the maturity date was extended to October 31, 2000. On December 31, 1999, the outstanding balance on this loan was $7.5 million.

The Company intends to maintain a debt policy limit in which the Company's total combined indebtedness plus its pro rata share of indebtedness of any unconsolidated investments ("Joint Venture Debt") is limited to 40% of the Company's total equity market capitalization plus its combined indebtedness (including its pro rata share of Joint Venture Debt).

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

Recent Developments

Effective as of March 10, 2000, the Company sold 16 apartment communities for a gross selling price of $136.5 million. These apartment communities had a net book value, after depreciation, of approximately $105 million at December 31, 1999.

ITEM 2.  Properties

Property Descriptions and Characteristics

As of December 31, 1999, the Company owned 87 apartment communities, which comprised a total of 20,965 apartment units. Those apartment communities were located in Georgia (7 communities), North Carolina (31 communities), South Carolina (8 communities), Texas (29 communities), and Virginia (12 communities).

The following table sets forth specific information regarding the Company's properties:


                                                                                                  Total                 Total
                                                                                   Initial      Investment            Investment
                                          Year         Date of        Encum--    Acquisition        at       Number   Per Unit at
        Property          Location      Completed    Acquisition      brances        Cost      12-31-99(1)  of Units   12-31-99
        --------          --------      ---------    -----------      -------        ----      -----------  --------   --------
GEORGIA

Ashley Run............... Atlanta         1987       April 1997           (8)    $18,000,000    $19,972,413   348      $57,392
Stone Brook.............. Atlanta         1986      October 1997          (8)      7,850,000      8,872,988   188       47,197
Carlyle Club............. Atlanta         1974       April 1997           ---     11,580,000     13,251,328   243       54,532
Dunwoody Springs......... Atlanta         1981        July 1997           ---     15,200,000     19,090,735   350       54,545
Savannah West............ Augusta         1968        July 1996           ---      9,843,620     14,048,274   456       30,808
West Eagle Greens........ Augusta         1974       March 1996           ---      4,020,000      6,426,900   165       38,951
Spring Lake.............. Morrow          1986       August 1998          (8)      9,000,000      9,866,697   188       52,482

NORTH CAROLINA

The Meadows.............. Asheville       1974      January 1996                   6,200,000      7,499,248   176       42,609
Beacon Hill.............. Charlotte       1985        May 1996            ---     13,579,203     14,977,670   349       42,916
Bridgetown Bay........... Charlotte       1986       April 1996           ---      5,025,000      5,978,562   120       49,821
Charleston Place......... Charlotte       1986        May 1997            (8)      9,475,000     10,479,833   214       48,971
Hanover Landing.......... Charlotte       1972       August 1995          ---      5,725,000      7,688,461   192       40,044
Heatherwood ............. Charlotte        (3)           (3)              ---     17,630,457     25,678,852   476       53,947
Meadow Creek............. Charlotte       1984        May 1996            ---     11,100,000     12,846,737   250       51,387
Paces Glen............... Charlotte       1986        July 1996           ---      7,425,000      8,283,569   172       48,160
Sailboat Bay............. Charlotte       1973      November 1995         ---      9,100,000     13,760,358   358       38,437
Summerwalk............... Concord         1983        May 1996            ---      5,660,000      7,811,259   160       48,820
Deerfield................ Durham          1985      November 1996         ---     10,675,000     11,434,772   204       56,053
The Landing.............. Durham          1984        May 1996            ---      8,345,000     10,273,739   200       51,369
Parkside at Woodlake..... Durham          1996     Sept ember 1996        ---     14,663,886     15,363,983   266       57,759
Wind Lake................ Greensboro      1985       April 1995           ---      8,760,000     11,513,608   299       38,507
Signature Place.......... Greenville      1981       August 1996          ---      5,462,948      7,490,089   171       43,802
Highland Hills........... Raleigh         1987     September 1996         ---     12,100,000     14,777,352   264       55,975
Clarion Crossing......... Raleigh         1972     September 1997         ---     10,600,000     11,199,362   228       49,120
The Hollows.............. Raleigh         1974        June 1993           ---      4,200,000      6,344,761   176       36,050
Paces Arbor.............. Raleigh         1986       March 1997           ---      5,588,219      6,061,500   101       60,015
Paces Forest............. Raleigh         1986       March 1997           ---      6,473,481      7,061,353   117       60,353
Remington Place.......... Raleigh         1985      October 1997          (8)      7,900,000      8,742,446   136       64,283
St. Regis................ Raleigh         1986      October 1997          (8)      9,800,000     10,313,631   180       57,298
The Trestles............. Raleigh         1987      December 1994         ---     10,350,000     11,674,666   280       41,695
The Timbers ............. Raleigh         1983        June 1998           ---      8,100,000      8,973,326   176       50,985
Chase Mooring............ Wilmington      1968       August 1994          ---      3,594,000      7,033,468   224       31,399
Osprey Landing........... Wilmington      1974      November 1995         ---      4,375,000      7,568,285   176       43,002
Wimbledon Chase.......... Wilmington      1976      February 1994         ---      3,300,000      5,792,212   192       30,168
Glen Eagles.............. Winston Salem   1986      October 1995          ---      7,300,000      8,387,218   166       50,525
                                          December          Year-to-Date
                           Average        Average              Economic
                           Unit Size  Rent Per Month (6)    Occupancy (7)
                          (Square     ------------------    -------------
        Property            Feet)     1998(2)    1999       1998(2)   1999
        --------            -----     -------    ----       ------    ----
GEORGIA

Ashley Run............... 1,150         743       781         92%      92%
Stone Brook..............   937         656       703         89%      92%
Carlyle Club............. 1,089         730       768         92%      93%
Dunwoody Springs.........   948         681       724         92%      95%
Savannah West............   877         473       454         83%      78%
West Eagle Greens........   796         485       510         90%      88%
Spring Lake.............. 1,009         646       693         94%      92%

NORTH CAROLINA

The Meadows.............. 1,068         620       649         95%      95%
Beacon Hill..............   734         587       612         94%      92%
Bridgetown Bay...........   867         631       677         95%      96%
Charleston Place.........   806         613       632         93%      92%
Hanover Landing..........   832         545       574         94%      93%
Heatherwood ............. 1,186         609       649         90%      93%
Meadow Creek.............   860         620       636         91%      90%
Paces Glen...............   907         640       658         93%      93%
Sailboat Bay.............   906         569       602         91%      94%
Summerwalk...............   963         626       656         94%      95%
Deerfield................   888         754       756         92%      94%
The Landing..............   960         650       667         93%      95%
Parkside at Woodlake.....   865         686       712         88%      91%
Wind Lake................   727         506       522         92%      91%
Signature Place.......... 1,037         533       568         94%      93%
Highland Hills........... 1,000         767       765         96%      92%
Clarion Crossing.........   769         637       659         93%      91%
The Hollows..............   903         655       692         92%      94%
Paces Arbor..............   899         672       684         89%      90%
Paces Forest.............   883         665       678         89%      91%
Remington Place.......... 1,098         758       781         92%      92%
St. Regis................   840         686       701         93%      92%
The Trestles.............   776         589       605         92%      94%
The Timbers .............   745         614       638         92%      93%
Chase Mooring............   867         559       532         79%      84%
Osprey Landing...........   981         629       626         88%      91%
Wimbledon Chase..........   818         574       568         92%      90%
Glen Eagles..............   952         683       670         93%      88%


                                                                                                    Total                 Total
                                                                                     Initial      Investment            Investment
                                            Year         Date of        Encum--    Acquisition        at       Number   Per Unit at
        Property          Location        Completed    Acquisition      brances        Cost      12-31-99(1)  of Units   12-31-99
        --------          --------        ---------    -----------      -------        ----      -----------  --------   --------
Mill Creek............... Winston Salem     1984     September 1995         ---      8,550,000    9,756,845     220       44,349
Stone Point.............. Charlotte         1986      January 1998          (8)      9,700,000   10,340,351     192       53,856
Pinnacle Ridge........... Asheville         1951       April 1998           ---      5,731,150    6,421,295     168       38,222

SOUTH CAROLINA

Westchase................ Charleston        1985      January 1997          (8)     11,000,000   13,212,319     352       37,535
Hampton Pointe........... Charleston        1986       March 1998           (8)     12,225,000   14,667,288     304       48,248
The Arbors at Windsor
  Lake................... Columbia          1991      January 1997          (8)     10,875,000   11,701,117     228       51,321
Stone Ridge.............. Columbia          1975      December 1993         ---      3,325,000    6,019,560     191       31,516
Breckinridge............. Greenville        1973        June 1995           ---      5,600,000    7,208,834     236       30,546
Magnolia Run............. Greenville        1972        June 1995           ---      5,500,000    7,009,512     212       33,064
Polo Club................ Greenville        1972        June 1993                    4,300,000    7,866,907     365       21,553
Cape Landing............. Myrtle Beach      1998      October 1998          ---     17,100,000   19,233,648     288       66,784

VIRGINIA

Trophy Chase............. Charlottesville    (5)           (5)              ---     12,628,991   16,648,166     425       39,172
Greenbrier............... Fredericksburg  1970/1990   October 1996          ---     11,099,525   12,606,881     258       48,864
Tradewinds............... Hampton           1988      November 1995         ---     10,200,000   11,781,289     284       41,483
County Green............. Lynchburg         1976      December 1993         ---      3,800,000    5,496,059     180       30,534
Ashley Park.............. Richmond          1988       March 1996           ---     12,205,000   13,271,520     272       48,792
Hampton Glen............. Richmond          1986       August 1996          ---     11,599,931   13,008,010     232       56,069
Trolley Square........... Richmond           (4)           (4)              ---     10,242,575   13,717,622     325       42,208
Arbor Trace.............. Virginia          1985       March 1996           ---      5,000,000    6,141,118     148       41,494
Bay Watch Pointe......... Virginia          1972        July 1995           ---      3,372,525    5,156,962     160       32,231
Harbour Club............  Virginia          1988        May 1994            ---      5,250,000    6,543,804     214       30,579
Mayflower Seaside........ Virginia          1950      October 1993          ---      7,634,144   10,786,692     263       41,014
The Gables............... Richmond          1987        July 1998           ---     11,500,000   12,710,802     224       56,745

TEXAS

Brookfield............... Dallas            1984        July 1999           ---      8,014,533    8,161,716     232       35,180
Toscana.................. Dallas            1986        July 1999           ---      7,334,023    7,365,639     192       38,363
Paces Cove............... Dallas            1982        July 1999           ---     11,712,879   11,971,802     328       36,499
Timberglen............... Dallas            1984        July 1999           ---     13,220,605   13,584,884     304       44,687
Summertree............... Dallas            1980        July 1999           ---      7,724,156    8,229,667     232       35,473
Devonshire............... Dallas            1978        July 1999    $3,966,620      7,564,892    7,891,678     144       54,803
The Courts on Pear Ridge. Dallas            1988        July 1999           ---     11,843,691   11,946,254     242       49,365
Eagle Crest.............. Irving          1983\1985     July 1999           ---     21,566,317   21,656,922     484       44,746
Remington Hills.......... Irving          1984\1985     July 1999           ---     20,921,219   21,404,019     362       59,127
Estrada Oaks............. Irving            1983        July 1999           ---     10,786,882   11,012,434     248       44,405
Aspen Hills.............. Arlington         1979        July 1999           ---      7,223,722    7,358,975     240       30,662
Mill Crossing............ Arlington         1979        July 1999           ---      5,269,792    5,338,858     184       29,016
Polo Run................. Arlington       1984        July 1999             ---      7,556,647    8,352,311   224       37,287
                                          December          Year-to-Date
                           Average        Average              Economic
                           Unit Size  Rent Per Month (6)    Occupancy (7)
                          (Square     ------------------    -------------
        Property            Feet)     1998(2)    1999       1998(2)   1999
        --------            -----     -------    ----       ------    ----
Mill Creek...............   897         592       579         94%      90%
Stone Point..............   848         631       660         94%      94%
Pinnacle Ridge...........   885         528       563         95%      95%

SOUTH CAROLINA

Westchase................   706         551       589         96%      96%
Hampton Pointe........... 1,035         606       681         98%      98%
The Arbors at Windsor
  Lake...................   966         668       661         94%      91%
Stone Ridge.............. 1,047         542       576         93%      91%
Breckinridge.............   726         441       440         90%      93%
Magnolia Run.............   993         535       553         91%      92%
Polo Club................   807         403       440         84%      92%
Cape Landing.............   933         666       662         84%      93%

VIRGINIA

Trophy Chase............. 1,736         581       625         94%      91%
Greenbrier...............   851         648       681         97%      95%
Tradewinds...............   930         624       653         92%      94%
County Green............. 1,000         525       543         94%      93%
Ashley Park..............   765         606       629         95%      94%
Hampton Glen.............   788         677       717         94%      94%
Trolley Square...........   589         561       612         95%      92%
Arbor Trace..............   850         590       652         91%      93%
Bay Watch Pointe.........   911         620       644         95%      96%
Harbour Club............    813         589       654         91%      93%
Mayflower Seaside........   698         715       753         95%      92%
The Gables...............   700         600       654         94%      92%

TEXAS

Brookfield...............   714         ---       547         ---      94%
Toscana..................   601         ---       546         ---      97%
Paces Cove...............   670         ---       563         ---      92%
Timberglen...............   728         ---       601         ---      93%
Summertree...............   575         ---       512         ---      92%
Devonshire...............   876         ---       665         ---      96%
The Courts on Pear Ridge.   774         ---       678         ---      94%
Eagle Crest..............   887         ---       647         ---      89%
Remington Hills..........   957         ---       791         ---      90%
Estrada Oaks.............   771         ---       617         ---      94%
Aspen Hills..............   671         ---       527         ---      92%
Mill Crossing............   691         ---       525         ---      93%
Polo Run.................   854         ---       609         ---      92%


                                                                                                  Total                 Total
                                                                                     Initial    Investment            Investment
                                          Year         Date of        Encum--      Acquisition      at       Number   Per Unit at
        Property          Location      Completed    Acquisition      brances          Cost    12-31-99(1)  of Units   12-31-99
        --------          --------      ---------    -----------      -------          ----    -----------  --------   --------
Cottonwood............... Arlington       1985        July 1999             ---      6,271,756    6,768,671   200       33,843
Burney Oaks.............. Arlington       1985        July 1999             ---      9,965,236   10,224,472   240       42,602
Copper Crossing.......... Fort Worth      1981        July 1999             ---     11,776,983   12,005,817   400       30,015
The Arbors on Forest..... Bedford         1986        July 1999             ---      9,573,954    9,617,764   210       45,799
Park Village............. Bedford         1983        July 1999             ---      8,224,541    8,582,259   238       36,060
Wildwood................. Euless          1984        July 1999             ---      4,471,294    4,524,238   120       37,702
Main Park................ Duncanville     1984        July 1999             ---      9,082,967    9,201,464   192       47,924
Pace's Point............. Lewisville      1985        July 1999       8,076,155     12,980,245   13,167,942   300       43,893
Silver Brook I........... Grand Prairie   1982        July 1999             ---     15,709,893   16,505,257   472       34,969
Silver Brook II.......... Grand Prairie   1984        July 1999       2,996,150      5,808,250    6,022,167   170       35,425
Grayson Square II........ Grapevine       1986        July 1999       6,622,849     12,210,121   12,437,775   250       49,751
Grayson Square I......... Grapevine       1985        July 1999       6,884,762      9,948,959   10,238,037   200       51,190
Meridian................. Austin          1988        July 1999       2,999,146      7,539,224    7,742,932   200       38,715
Canyon Hills............. Austin          1996        July 1999             ---     12,512,502   12,586,448   229       54,963
Cutter's Point........... Richardson      1978        July 1999             ---      9,859,840   10,367,834   196       52,897
Sierra Ridge............. San Antonio     1981        July 1999             ---      6,624,666    7,014,246   230       30,497
                                                                    --------------------------------------------------------------
                                                                    $105,045,682  $799,739,444 $919,128,738  20,965    $43,841
                                          December          Year-to-Date
                           Average        Average              Economic
                           Unit Size  Rent Per Month (6)    Occupancy (7)
                          (Square     ------------------    -------------
        Property            Feet)     1998(2)    1999       1998(2)   1999
        --------            -----     -------    ----       ------    ----
Cottonwood...............   751         ---       540         ---      95%
Burney Oaks..............   794         ---       635         ---      96%
Copper Crossing..........   739         ---       494         ---      91%
The Arbors on Forest.....   804         ---       643         ---      92%
Park Village.............   647         ---       539         ---      93%
Wildwood.................   755         ---       651         ---      92%
Main Park................   939         ---       732         ---      97%
Pace's Point.............   762         ---       624         ---      97%
Silver Brook I...........   842         ---       558         ---      94%
Silver Brook II..........   741         ---       512         ---      94%
Grayson Square II........   850         ---       690         ---      94%
Grayson Square I.........   840         ---       683         ---      93%
Meridian.................   741         ---       612         ---      97%
Canyon Hills.............   799         ---       730         ---      98%
Cutter's Point........... 1,010         ---       719         ---      95%
Sierra Ridge.............   751         ---       502         ---      92%
                          ----------------------------------------------------
                            863        $608      $625         92%      92%

Notes to Table of Properties:

(1) "Total Investment" includes the purchase price of the property plus real estate commissions, closing costs and improvements capitalized since the date of acquisition, excluding Apple properties. The Apple properties include the allocated purchase price at the time of the merger and improvements capitalized since the merger.

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

(5)  Trophy Chase is comprised of Trophy Chase  (completed in 1970) and Hunter's
     Creek   (completed  in  1970)   acquired  in  April  1996  and  July  1999,
     respectively, at a cost of $3,710,000 and $8,918,991.

(6) Average rent per month reflects December's monthly gross potential less concessions divided by the property's number of units.

(7) Economic Occupancy percentage reflects Adjusted Schedule Rent divided by Adjusted Gross Potential where Adjusted Gross Potential consists of Gross Potential net of concessions, model unit costs, and employee unit costs, and Adjusted Schedule Rent consists of Adjusted Gross Potential net of vacancies and bad debt expense.

(8) Indication for ten properties that serve as collateral for $73.5 million of secured debt.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are traded on the New York Stock Exchange ("NYSE"). The common shares were listed on the NYSE under the symbol "TCR" on April 18, 1997. Before that date, there was no active trading market for the common shares. The following table sets forth the high and low sale prices on the NYSE for the common shares (as reported by the NYSE) and the cash distributions declared and paid for each quarterly period indicated. On March 15, 2000, the last reported sale price on the NYSE was $10.375 per common share.

------------------------------------- ---------------- ----------------- ---------------------
                                                                            Cash Distribution
1998                                       High              Low             Per Common Share
----                                       ----              ---             ----------------
First Quarter                           $ 13.25          $ 11.875                $ 0.25
Second Quarter                            12.6875          11.125                  0.26
Third Quarter                             12.125           10.25                   0.26
Fourth Quarter                            11.25            10.25                   0.26

1999
----

First Quarter                           $ 11.125         $  9.00                 $ 0.26
Second Quarter                            10.9375           9.625                  0.27
Third Quarter                             10.625            9.00                   0.27
Fourth Quarter                            10.6875           9.0625                 0.27
------------------------------------- ---------------- ----------------- ---------------------

Distributions of $42,050,415 and $38,317,602 were made to the shareholders during 1999 and 1998, respectively.

The timing and amounts of distributions to shareholders are within the discretion of the Company's board of directors. Future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company's distributions to its shareholders also may be limited by the agreement pertaining to the Company's Unsecured Line of Credit.

For federal income tax purposes, distributions paid to common shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the Company's current and accumulated earnings and profits. Distributions which exceed the Company's current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder's basis in his common shares and reduce the shareholder's basis in the common shares. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder's common shares. The Company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 1999, approximately 11% of distributions represented a return of capital, and the balance represented ordinary income.

The Company has a Dividend Reinvestment and Share Purchase Plan under which any record holder of common shares may reinvest cash dividends and may invest additional cash payments of up to $15,000 per quarter in common shares.

On July 23, 1999, in connection with the Apple merger, the Company issued 12,666,019 Series A Convertible Preferred Shares, each of which is convertible into 1.5823 of the Company's common shares, reflecting a conversion price of $15.80 per common share of the Company. The Series A Convertible Preferred Shares are non-voting and have a liquidation preference of $25 per share of the Company's common shares. After five years, the Series A Convertible Preferred Shares are redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. The Company is imputing dividends calculated as the present value difference between the perpetual preferred stock distribution and the stated distribution rate. The imputed dividend is reflected as additional preferred stock distributions. The Series A Convertible Preferred Shares are not listed on any exchange.

On March 15, 2000, the Company's common shares were held by 128 record shareholders.

ITEM 6.  Selected Financial Data

For the information called for by this item, see the information in Exhibit 13, 1999 Annual Report, under the caption "Selected Financial Data" on page 26 thereof, which information is hereby incorporated by reference herein.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.

ITEM 7 / 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations / Market Risk Disclosure

For the information called for by this item, see the information in Exhibit 13, 1999 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 32 thereof, which information is hereby incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements of the Company and report of independent auditors required to be included in this item are set forth in Item 14 of this report and are hereby incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

ITEM 11.  Executive Compensation

For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of the report

     1.   Financial Statements

     The following consolidated financial statements of the registrant are hereby included in Item 8 and incorporated by reference from Exhibit 13 (1999 Annual Report).

               Independent Auditors' Report
                        Ernst & Young LLP

               Consolidated Balance Sheets
                        December 31, 1999 and 1998

               Consolidated Statements of Operations
                        Years Ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Shareholders' Equity
                        Years ended December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows
                        Years ended December 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule

               Schedule III - Real Estate and Accumulated Depreciation
               (Included at the end of this Part IV on pages 19 through 26 of this report)

     All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

     3.   Exhibits

     Incorporated herein by reference are the exhibits listed under "Exhibit Index" on pages 28 through 36 of this report.

(b)  Reports on Form 8-K

     During the last quarter of 1999, the Company filed the following Current Reports on Form 8-K:

     On October 13, 1999, the registrant filed a Report on Form 8-K to a Report on Form 8-K dated October 1, 1999. This item was item 5 and 7.

     On November 3, 1999, the registrant filed a Report on Form 8-K to a Report on Form 8-K dated September 29, 1999.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (AS OF DECEMBER 31, 1999)

                                   ------------------------------------------------------------------------------------
                                          Initial Cost            Subsequent Imp.          Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances     Land         Bldg. & Imp.  Capitalized      Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
1) Polo Club                    --   $  264,698      $4,035,302    $3,566,907      $264,698    $7,602,209    $7,866,907
* Greenville, SC
* Multi-family housing

2) The Hollows                  --     1,374,840     2,825,160     2,144,761     1,390,671     4,954,090     6,344,761
* Raleigh, NC
* Multi-family housing

3) Mayflower Seaside            --     2,258,169     5,375,975     3,152,548     2,258,248     8,528,444    10,786,692
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone  Ridge                 --       374,271     2,950,729     2,694,560       374,293     5,645,267     6,019,560
* Columbia, SC
* Multi-family housing

5) County Green                 --       319,250     3,480,750     1,696,059       327,484     5,168,575     5,496,059
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase              --       304,590     2,995,410     2,492,212       305,365     5,486,847     5,792,212
* Wilmington, NC
* Multi-family housing

7) Harbour Club                 --     1,019,895     4,230,105     1,293,804     1,020,274     5,523,530     6,543,804
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring                --       258,126     3,335,874     3,439,468       252,909     6,780,559     7,033,468
* Wilmington, NC
* Multi-family housing

9) The Trestles                 --     2,650,884     7,699,116     1,324,666     2,686,006     8,988,660    11,674,666
* Raleigh, NC
* Multi-family housing
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
1) Polo Club                $2,229,426      1972      June 3, 1993    27.5 yrs.
* Greenville, SC
* Multi-family housing

2) The Hollows              $1,371,280      1974      June 1, 1993    27.5 yrs.
* Raleigh, NC
* Multi-family housing

3) Mayflower Seaside        $1,776,525      1950      Oct. 26, 1993   27.5 yrs.
* Virginia Beach, VA
* Multi-family housing
* Retail shops

4) Stone  Ridge             $1,523,199      1975      Dec. 8, 1993    27.5 yrs.
* Columbia, SC
* Multi-family housing

5) County Green             $1,287,273      1976      Dec. 1, 1993    27.5 yrs.
* Lynchburg, VA
* Multi-family housing

6) Wimbledon Chase          $1,312,650      1976      Feb. 1, 1994    27.5 yrs.
* Wilmington, NC
* Multi-family housing

7) Harbour Club             $1,185,861      1988       May 1, 1994    27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

8) Chase Mooring            $1,221,272      1968      Aug. 1, 1994    27.5 yrs.
* Wilmington, NC
* Multi-family housing

9) The Trestles             $1,951,490      1987      Dec. 30, 1994   27.5 yrs.
* Raleigh, NC
* Multi-family housing

                                   ------------------------------------------------------------------------------------
                                          Initial Cost             Subsequent Imp.        Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land          Bldg. & Imp.   Capitalized    Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
10) Wind Lake                   --     1,051,200     7,708,800     2,753,608     1,088,780    10,424,828    11,513,608
* Greensboro, NC
* Multi-family housing

11) Magnolia Run                --       495,000     5,005,000     1,509,512       509,001     6,500,511     7,009,512
* Greenville, SC
* Multi-family housing

12) Breckinridge                --     1,512,000     4,088,000     1,608,834     1,558,060     5,650,774     7,208,834
* Greenville, SC
* Multi-family housing

13) Bay Watch Pointe            --       775,680     2,596,845     1,784,437       816,936     4,340,026     5,156,962
* Virginia Beach, VA
* Multi-family housing

14) Hanover Landing             --       801,500     4,923,500     1,963,461       822,285     6,866,176     7,688,461
* Charlotte, NC
* Multi-family housing

15) Mill Creek                  --     1,368,000     7,182,000     1,206,845     1,417,614     8,339,231     9,756,845
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles                 --     1,095,000     6,205,000     1,087,218       890,680     7,496,538     8,387,218
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay                --     2,002,000     7,098,000     4,660,358     2,066,930    11,693,428    13,760,358
* Charlotte, NC
* Multi-family housing

18) Tradewinds                  --     1,428,000     8,772,000     1,581,289     1,436,890    10,344,399    11,781,289
* Hampton, VA
* Multi-family housing

19) Osprey Landing              --       393,750     3,981,250     3,193,285       403,842     7,164,443     7,568,285
* Wilmington, NC
* Multi-family housing

20) The Meadows                 --       186,000     6,014,000     1,299,248       166,196     7,333,052     7,499,248
* Asheville, NC
* Multi-family housing

21) West Eagle Green            --       326,400     3,693,600     2,406,900       316,825     6,110,075     6,426,900
* Augusta, GA
* Multi-family housing
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
10) Wind Lake               $1,797,291      1985      April 1, 1995   27.5 yrs.
* Greensboro, NC
* Multi-family housing

11) Magnolia Run            $1,249,880      1972      June 1, 1995    27.5 yrs.
* Greenville, SC
* Multi-family housing

12) Breckinridge            $1,070,571      1973      June 21, 1995   27.5 yrs.
* Greenville, SC
* Multi-family housing

13) Bay Watch Pointe          $850,371      1972      July 18, 1995   27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

14) Hanover Landing         $1,124,516      1972      Aug. 22, 1995   27.5 yrs.
* Charlotte, NC
* Multi-family housing




15) Mill Creek              $1,367,852      1984      Sept. 1, 1995   27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

16) Glen Eagles             $1,277,793      1990      Oct. 1, 1995    27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

17) Sailboat Bay            $2,893,325      1972      Nov. 1, 1995    27.5 yrs.
* Charlotte, NC
* Multi-family housing

18) Tradewinds              $1,671,376      1988      Nov. 1, 1995    27.5 yrs.
* Hampton, VA
* Multi-family housing

19) Osprey Landing          $1,252,918      1973      Nov. 1, 1995    27.5 yrs.
* Wilmington, NC
* Multi-family housing

20) The Meadows             $1,193,546      1974      Jan. 31, 1996   27.5 yrs.
* Asheville, NC
* Multi-family housing

21) West Eagle Green        $1,006,501      1974      March 1, 1996   27.5 yrs.
* Augusta, GA
* Multi-family housing


                                   ------------------------------------------------------------------------------------
                                          Initial Cost             Subsequent Imp.       Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land         Bldg. & Imp.   Capitalized    Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------


22) Ashley Park                 --     1,586,650    10,618,350     1,066,520     1,589,251    11,682,269    13,271,520
* Richmond, VA
* Multi-family housing

23) Arbor Trace                 --     1,100,000     3,900,000     1,141,118     1,130,749     5,010,369     6,141,118
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay              --       603,000     4,422,000       953,562       624,233     5,354,329     5,978,562
* Charlotte, NC
* Multi-family housing

25) Trophy Chase                --       853,000     2,856,700     4,019,175     2,480,997    14,167,169    16,648,166
* Charlottesville, VA                  1,602,680     7,316,311
* Multi-family housing

26) Beacon Hill                 --     3,121,587    10,457,616     1,398,467     3,076,214    11,901,456    14,977,670
* Charlotte, NC
* Multi-family housing

27) Summerwalk                  --     1,528,200     4,131,800     2,151,259     1,565,051     6,246,208     7,811,259
* Concord, NC
* Multi-family housing

28) The Landing                 --     1,001,400     7,343,600     1,928,739     1,023,951     9,249,788    10,273,739
* Raleigh, NC
* Multi-family housing

29) Meadowcreek                 --     1,110,000     9,990,000     1,746,737     1,134,445    11,712,292    12,846,737
* Pineville, NC
* Multi-family housing

30) Trolley Square              --     1,620,000     4,380,000     3,475,047     2,817,605    10,900,017    13,717,622
Trolley Square West                    1,145,495     3,097,080
* Richmond, VA
* Multi-family housing

31) Savannah West               --       627,860     9,215,760     4,204,654     1,146,016    12,902,258    14,048,274
* Augusta, GA
* Multi-family housing

32) Paces Glen                  --     2,153,250     5,271,750       858,569     2,226,399     6,057,170     8,283,569
* Charlotte, NC
* Multi-family housing

33) Signature Place             --       491,665     4,971,283     2,027,141       502,648     6,987,441     7,490,089
* Greenville, NC
* Multi-family housing
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
22) Ashley Park             $1,799,541      1988      March 1, 1996   27.5 yrs.
* Richmond, VA
* Multi-family housing

23) Arbor Trace               $815,867      1985      March 1, 1996   27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

24) Bridgetown Bay            $801,470      1986      April 1, 1996   27.5 yrs.
* Charlotte, NC
* Multi-family housing

25) Trophy Chase            $1,173,456      1970      April 1, 1996   27.5 yrs.
* Charlottesville, VA
* Multi-family housing

26) Beacon Hill             $1,670,404      1985       May 1, 1996    27.5 yrs.
* Charlotte, NC
* Multi-family housing




27) Summerwalk                $933,110      1983       May 1, 1996    27.5 yrs.
* Concord, NC
* Multi-family housing

28) The Landing             $1,314,898      1984       May 1, 1996    27.5 yrs.
* Raleigh, NC
* Multi-family housing

29) Meadowcreek             $1,676,493      1984      May 31, 1996    27.5 yrs.
* Pineville, NC
* Multi-family housing

30) Trolley Square          $1,627,402      1968      June 25, 1996   27.5 yrs.
Trolley Square West                         1964      Dec. 31, 1996   27.5 yrs.
* Richmond, VA
* Multi-family housing

31) Savannah West           $1,753,913      1976      July 1, 1996    27.5 yrs.
* Augusta, GA
* Multi-family housing

32) Paces Glen                $807,822      1986      July 19, 1996   27.5 yrs.
* Charlotte, NC
* Multi-family housing

33) Signature Place         $1,056,405      1981     August 1, 1996   27.5 yrs.
* Greenville, NC
* Multi-family housing

                                   ------------------------------------------------------------------------------------
                                          Initial Cost             Subsequent Imp.       Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land          Bldg. & Imp.   Capitalized     Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
34) Hampton Glen                --     1,391,992    10,207,939     1,408,079     1,414,237    11,593,773    13,008,010
* Richmond, VA
* Multi-family housing

35) Heatherwood                 --     2,449,310     7,756,147     8,048,395     4,186,842    21,492,010    25,678,852
Italian Village/Villa Marina           1,707,750     5,717,250
* Charlotte, NC
* Multi-family housing

36) Highland Hills              --     1,210,000    10,890,000     2,677,352     1,198,724    13,578,628    14,777,352
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake        --     2,932,778    11,731,108       700,097     2,884,355    12,479,628    15,363,983
* Durham, NC
* Multi-family housing

38) Greenbrier                  --       998,957    10,100,568     1,507,356     1,009,698    11,597,183    12,606,881
* Fredericksburg, VA
* Multi-family housing

39) Deerfield                   --       427,000    10,248,000       759,772       430,416    11,004,356    11,434,772
* Durham, NC
* Multi-family housing

40) The Arbors at Windor
  Lake                         (2)       978,750     9,896,250       826,117       994,426    10,706,691    11,701,117
* Columbia, SC
* Multi-family housing

41) Westchase                  (2)     1,980,000     9,020,000     2,212,319     2,012,327    11,199,992    13,212,319
* Charleston, SC
* Multi-family housing

42) Paces Arbor                 --     1,173,526     4,414,693       473,281     1,181,172     4,880,328     6,061,500
* Raleigh, NC
* Multi-family housing

43) Paces Forest                --     1,359,431     5,114,050       587,872     1,370,590     5,690,763     7,061,353
* Raleigh, NC
* Multi-family housing

44) Carlyle Club                --     3,589,800     7,990,200     1,671,328     3,607,026     9,644,302    13,251,328
* Lawrenceville, GA
* Multi-family housing
                                              Year          Date
Description                   Acc. Depr.  Constructed     Acquired      Dep. Life
---------------------------------------------------------------------------------
34) Hampton Glen              $1,556,617      1986     August 1, 1996   27.5 yrs.
* Richmond, VA
* Multi-family housing

35) Heatherwood               $2,376,773      1980      Sept. 1, 1996   27.5 yrs.
Italian Village/Villa Marina                  1980      Aug. 29, 1997
* Charlotte, NC
* Multi-family housing

36) Highland Hills            $1,867,985      1987     Sept. 27, 1996   27.5 yrs.
* Carrboro, NC
* Multi-family housing

37) Parkside at Woodlake      $1,616,808      1996      Aug. 31, 1996   27.5 yrs.
* Durham, NC
* Multi-family housing

38) Greenbrier                $1,537,701      1980      Oct. 1, 1996    27.5 yrs.
* Fredericksburg, VA
* Multi-family housing

39) Deerfield                 $1,323,856      1985      Nov. 1, 1996    27.5 yrs.
* Durham, NC
* Multi-family housing

40) The Arbors at Windsor
  Lake                        $1,255,948      1991      Jan. 1, 1997    27.5 yrs.
* Columbia, SC
* Multi-family housing

41) Westchase                 $1,356,921      1985      Jan. 15, 1997   27.5 yrs.
* Charleston, SC
* Multi-family housing

42) Paces Arbor                 $542,022      1986      March 1, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

43) Paces Forest                $635,445      1986      March 1, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

44) Carlyle Club              $1,098,000      1974      Apr. 30, 1997   27.5 yrs.
* Lawrenceville, GA
* Multi-family housing

                                   ------------------------------------------------------------------------------------
                                          Initial Cost            Subsequent Imp.        Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land          Bldg. & Imp.   Capitalized    Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
45) Ashley Run                 (2)     3,780,000    14,220,000     1,972,413     3,793,621    16,178,792    19,972,413
* Norcross, GA
* Multi-family housing

46) Charleston Place           (2)     1,516,000     7,959,000     1,004,833     1,534,603     8,945,230    10,479,833
* Charlotte, NC
* Multi-family housing

47) Dunwoody Springs            --     3,648,000    11,552,000     3,890,735     3,662,295    15,428,440    19,090,735
* Dunwoody, GA
* Multi-family housing

48) Clarion Crossing            --     3,180,000     7,420,000       599,362     3,235,960     7,963,402    11,199,362
* Raleigh, NC
* Multi-family housing

49) Stone Brook                (2)     1,570,000     6,280,000     1,022,988     1,582,468     7,290,520     8,872,988
* Norcross, GA
* Multi-family housing

50) St. Regis                  (2)     2,156,000     7,644,000       513,631     2,170,353     8,143,278    10,313,631
* Raleigh, NC
* Multi-family housing

51) Remington Place            (2)     1,422,000     6,478,000       842,446     1,433,609     7,308,837     8,742,446
* Raleigh, NC
* Multi-family housing

52) Stone Point                (2)     1,164,000     8,536,000       640,351     1,128,956     9,211,395    10,340,351
* Charlotte, NC
* Multi-family housing

53) Pinnacle Ridge              --     1,547,411     4,183,740       690,144     1,572,517     4,848,778     6,421,295
* Ashville, NC
* Multi-family housing

54) Hampton Point              (2)     1,589,250    10,635,750     2,442,288     1,648,342    13,018,946    14,667,288
* Charleston, SC
* Multi-family housing

55) The Timbers                 --     1,944,000     6,156,000       873,326     1,955,741     7,017,585     8,973,326
* Raleigh, NC
* Multi-family housing

56) The Gables                  --     2,185,000     9,315,000     1,210,802     2,200,818    10,509,984    12,710,802
* Richmond, VA
* Multi-family housing
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
45) Ashley Run              $1,744,247      1987      Apr. 30, 1997   27.5 yrs.
* Norcross, GA
* Multi-family housing

46) Charleston Place          $936,387      1986      May 13, 1997    27.5 yrs.
* Charlotte, NC
* Multi-family housing

47) Dunwoody Springs        $1,538,123      1981      July 25, 1997   27.5 yrs.
* Dunwoody, GA
* Multi-family housing

48) Clarion Crossing          $709,617      1972     Sept. 30, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

49) Stone Brook               $653,005      1986      Oct. 31, 1997   27.5 yrs.
* Norcross, GA
* Multi-family housing




50) St. Regis                 $670,792      1986      Oct. 31, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

51) Remington Place           $588,592      1985      Oct. 31, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

52) Stone Point               $718,777      1986      Jan.15, 1998    27.5 yrs.
* Charlotte, NC
* Multi-family housing

53) Pinnacle Ridge            $337,877      1951      April 1, 1998   27.5 yrs.
* Ashville, NC
* Multi-family housing

54) Hampton Point             $937,704      1986      Mar 31, 1998    27.5 yrs.
* Charleston, NC
* Multi-family housing

55) The Timbers               $451,536      1983      June 4, 1998    27.5 yrs.
* Raleigh, NC
* Multi-family housing

56) The Gables                $615,267      1987      July 2, 1998    27.5 yrs.
* Richmond, VA
* Multi-family housing

                                   ------------------------------------------------------------------------------------
                                          Initial Cost             Subsequent Imp.        Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land          Bldg. & Imp.  Capitalized     Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
57) Spring Lake                (2)       900,000     8,100,000       866,697       907,578     8,959,119     9,866,697
* Morrow, GA
* Multi-family housing

58) Cape Landing                --     1,026,000    16,074,000     2,133,648     1,860,687    17,372,961    19,233,648
* Myrtle Beach, SC
* Multi-family housing

59) Brookfield                  --     1,624,051     6,390,482       147,183     1,624,051     6,537,665     8,161,716
* Dallas, TX
* Multi-family housing

60) Eagle Crest                 --     4,038,424    17,527,893        90,605     4,038,424    17,618,498    21,656,922
* Irving, TX
* Multi-family housing

61) Aspen Apartments            --     1,129,071     6,094,651       135,253     1,129,071     6,229,904     7,358,975
* Arlington, TX
* Multi-family housing

62) Mill Crossing               --       803,095     4,466,697        69,066       803,095     4,535,763     5,338,858
* Arlington, TX
* Multi-family housing

63) Polo Run                    --       936,682     6,619,965       795,664       936,682     7,415,629     8,352,311
* Arlington, TX
* Multi-family housing

64) Wildwood                    --       881,479     3,589,815        52,944       881,479     3,642,759     4,524,238
* Euless, TX
* Multi-family housing

65) Toscana                     --       998,938     6,335,085        31,616       998,937     6,366,702     7,365,639
* Dallas, TX
* Multi-family housing

66) Arbors on Forest Ridge      --       862,803     8,711,151        43,810       862,803     8,754,961     9,617,764
* Bedford, TX
* Multi-family housing

67) Paces Cove                  --     2,259,317     9,453,562       258,923     2,259,317     9,712,485    11,971,802
* Dallas, TX
* Multi-family housing

68) Remington Hills             --     4,509,071    16,412,148       482,800     4,509,072    16,894,947    21,404,019
* Irving, TX
* Multi-family housing
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
57) Spring Lake               $487,958      1986      Aug. 12, 1998   27.5 yrs.
* Morrow, GA
* Multi-family housing

58) Cape Landing              $800,319    1997/98     Oct. 16, 1998   27.5 yrs.
* Myrtle Beach, SC
* Multi-family housing

59) Brookfield                $186,973      1984      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

60) Eagle Crest               $357,622      1983      July 23, 1999   27.5 yrs.
* Irving, TX                                1985
* Multi-family housing

61) Aspen Apartments          $155,255      1979      July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing




62) Mill Crossing             $107,921      1979      July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing

63) Polo Run                  $154,386      1984      July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing

64) Wildwood                   $84,312      1984      July 23, 1999   27.5 yrs.
* Euless, TX
* Multi-family housing

65) Toscana                   $126,957      1986      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

66) Arbors on Forest Ridge    $170,899      1986      July 23, 1999   27.5 yrs.
* Bedford, TX
* Multi-family housing

67) Paces Cove                $195,934      1982      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

68) Remington Hills           $370,565      1984      July 23, 1999   27.5 yrs.
* Irving, TX                                1985
* Multi-family housing

                                   ------------------------------------------------------------------------------------
                                          Initial Cost             Subsequent Imp.         Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land          Bldg. & Imp.   Capitalized    Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
69) Copper Crossing             --     1,782,562     9,994,421       228,834     1,783,749    10,222,068    12,005,817
* Fort Worth, TX
* Multi-family housing

70) Main Park                   --       619,641     8,463,326       118,497       619,641     8,581,823     9,201,464
* Duncanville, TX
* Multi-family housing

71) Timberglen                  --     2,563,522    10,657,083       364,279     2,563,522    11,021,362    13,584,884
* Dallas, TX
* Multi-family housing

72) Silver Brook I              --     3,352,896    12,356,997       795,364     3,352,896    13,152,361    16,505,257
* Grand Prairie, TX
* Multi-family housing

73) Summer Tree                 --     3,338,748     4,385,408       505,511     3,338,748     4,890,919     8,229,667
* Dallas, TX
* Multi-family housing

74) Park Village                --       928,744     7,295,797       357,718       928,743     7,653,516     8,582,259
* Bedford, TX
* Multi-family housing

75) Cottonwood                  --       474,344     5,797,412       496,915       474,344     6,294,327     6,768,671
* Arlington, TX
* Multi-family housing

76) Devonshire          $3,966,620     1,892,165     5,672,727       326,786     1,892,165     5,999,513     7,891,678
* Dallas, TX
* Multi-family housing

77) Pace's Point        $8,076,155     2,132,795    10,847,450       187,697     2,132,795    11,035,147    13,167,942
* Lewisville, TX
* Multi-family housing

78) The Meridian        $2,999,146       531,832     7,007,392       203,708       531,832     7,211,100     7,742,932
* Austin, TX
* Multi-family housing

79) Grayson II          $6,622,849       962,939    11,247,182       227,654       962,939    11,474,836    12,437,775
* Grapevine, TX
* Multi-family housing

80) Silver Brook II     $2,996,150     1,202,745     4,605,505       213,917     1,202,746     4,819,421     6,022,167
* Grand Prairie, TX
* Multi-family housing
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
69) Copper Crossing          $225,802   1980/1981    July 23, 1999   27.5 yrs.
* Fort Worth, TX
* Multi-family housing

70) Main Park                $161,804      1984      July 23, 1999   27.5 yrs.
* Duncanville, TX
* Multi-family housing

71) Timberglen               $226,307      1984      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

72) Silver Brook I           $279,259      1982      July 23, 1999   27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

73) Summer Tree              $121,790      1980      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing




74) Park Village             $157,853      1983      July 23, 1999   27.5 yrs.
* Bedford, TX
* Multi-family housing

75) Cottonwood               $118,929      1985      July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing

76) Devonshire               $135,312      1978      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

77) Pace's Point             $207,288      1985      July 23, 1999   27.5 yrs.
* Lewisville, TX
* Multi-family housing

78) The Meridian             $134,852      1988      July 23, 1999   27.5 yrs.
* Austin, TX
* Multi-family housing

79) Grayson II               $208,621      1986      July 23, 1999   27.5 yrs.
* Grapevine, TX
* Multi-family housing

80) Silver Brook II           $98,797      1984      July 23, 1999   27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

                                   ------------------------------------------------------------------------------------
                                          Initial Cost            Subsequent Imp.            Gross Amount Carried
                            Encum- ------------------------------------------------------------------------------------
Description                brances    Land           Bldg. & Imp.   Capitalized    Land        Bldg. & Imp.   Total
------------------------------------------------------------------------------------------------------------------------
81) Estrada Oaks                --     1,939,650     8,847,232       225,552     1,939,651     9,072,783    11,012,434
* Irving, TX
* Multi-family housing

82) Burney Oaks                 --     1,063,277     8,901,959       259,236     1,063,277     9,161,195    10,224,472
* Arlington, TX
* Multi-family housing

83) Cutter's Point              --     2,001,796     7,858,044       507,994     2,001,796     8,366,038    10,367,834
* Richardson, TX
* Multi-family housing

84) The Courts on Pear          --     2,360,962     9,482,729       102,563     2,360,962     9,585,292    11,946,254
* Dallas, TX
* Multi-family housing

85)  Sierra Ridge               --       611,683     6,012,983       389,580       611,693     6,402,553     7,014,246
* San Antonio, TX
* Multi-family housing

86)  Grayson I          $6,884,762       770,541     9,178,418       289,078       770,911     9,467,126    10,238,037
* Grapevine, TX
* Multi-family housing

87)  Canyon Hills               --     1,233,883    11,278,619        73,946     1,081,892    11,504,556    12,586,448
* Austin, TX
* Multi-family housing
housing
                     --------------------------------------------------------------------------------------------------
                      $105,045,682   138,289,067   661,450,377   119,389,294   136,326,140   782,802,598   919,128,738 (1)
                                            Year          Date
Description                 Acc. Depr.  Constructed     Acquired      Dep. Life
-------------------------------------------------------------------------------
81) Estrada Oaks             $164,335      1983      July 23, 1999   27.5 yrs.
* Irving, TX
* Multi-family housing

82) Burney Oaks              $172,359      1985      July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing

83) Cutter's Point           $172,370      1978      July 23, 1999   27.5 yrs.
* Richardson, TX
* Multi-family housing

84) The Courts on Pear       $165,473      1988      July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

85)  Sierra Ridge            $118,741      1981      July 23, 1999   27.5 yrs.
* San Antonio, TX
* Multi-family housing

86)  Grayson I               $168,123      1985      July 23, 1999   27.5 yrs.
* Grapevine, TX
* Multi-family housing

87)  Canyon Hills            $185,272      1996      July 23, 1999   27.5 yrs.
* Austin, TX
* Multi-family housing
                   -------------------
                          $77,538,085

(1)  Represents the aggregate cost for Federal Income tax purposes.

(2) $73.5 million of secured debt which is secured by 10 properties which are individually noted.

The reconciliations of the carrying amount of real estate owned and accumulated depreciation is contained in Note 3 of the audited financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Cornerstone Realty Income Trust, Inc.

                                           By:  /s/ Glade M. Knight
                                              ----------------------------------
                                               Glade M. Knight

                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President

                                               March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         SIGNATURE                                  CAPACITIES                               DATE
         ---------                                  ----------                               ----
/s/ Glade M. Knight                      Director, Chief Executive Officer               March 27, 2000
-----------------------------------      and President
Glade M. Knight

/s/ Stanley J. Olander, Jr.              Director, Chief Financial Officer               March 27, 2000
-----------------------------------      and Principal Accounting Officer
Stanley J. Olander, Jr.

/s/ Glenn W. Bunting, Jr.                Director                                        March 24, 2000
-----------------------------------
Glenn W. Bunting, Jr.

/s/ Leslie A. Grandis                    Director                                        March 27, 2000
-----------------------------------
Leslie A. Grandis

/s/ Penelope W. Kyle                     Director                                        March 27, 2000
-----------------------------------
Penelope W. Kyle

/s/ Harry S. Taubenfeld                  Director                                        March 24, 2000
-----------------------------------
Harry S. Taubenfeld

/s/ Martin Zuckerbrod                    Director                                        March 24, 2000
-----------------------------------
Martin Zuckerbrod

                                  EXHIBIT INDEX

Exhibit
No.                                Description
-------                            -----------

2 Agreement and Plan of Merger, dated as of March 30, 1999, by and among the registrant, Apple Residential Income Trust, Inc. and Cornerstone Acquisition Company (Incorporated by reference to Exhibit 2 included in the registrant's Registration Statement on Form S-4; Registration Statement No. 333-78117).

3.1 Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit
         3.1 included in the registrant's Report on Form 8-K dated May 12, 1998; File No. 1-12875).

3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 3.2 included in the registrant's Report on Form 8-K dated July 23, 1999; File No. 1-12875).

3.3 Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through July 15, 1999) (Incorporated by reference to Exhibit 3.3 included in the registrant's Report on Form 8-K dated July 23, 1999; File No. 1-12875).

4.1 Amended and Restated Credit Agreement dated as of July 9, 1999, by and among Cornerstone Realty Income Trust, Inc., CRIT-NC, LLC, Cornerstone REIT Limited Partnership, and any Additional Borrowers party thereto, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Fleet National Bank, as Syndication Agent (Incorporated by reference to Exhibit 4.1 included in the registrant's Report on Form 8-K dated June 25, 1999; File No. 1-12875).

4.2 Joinder Agreement dated July 26, 1999 to the Amended and Restated Credit Agreement dated as of July 9, 1999, by and among Cornerstone Realty Income Trust, Inc. and its subsidiaries, as Borrowers, the lenders party to the Amended and Restated Credit Agreement, First Union National Bank, as Administrative Agent, and Fleet National Bank, as Syndication Agent (Incorporated by reference to Exhibit 4.2 included in the registrant's Report on Form 8-K dated June 25, 1999; File No. 1-12875).

4.3 Lender Addition and Acknowledgement Agreement dated July 27, 1999 to the Amended and Restated Credit Agreement dated as of July 9, 1999, by and among Cornerstone Realty Income Trust, Inc. and its subsidiaries, as Borrowers, the Lenders who are or may become party thereto, First Union National Bank, as Administrative Agent, and Fleet National Bank as Syndication Agent (Incorporated by reference to Exhibit 4.3 included in the registrant's Report on Form 8-K dated June 25, 1999; File No. 1-12875).

Exhibit
No.                                Description
-------                            -----------

4.4 (1) Replacement Revolving Credit Note dated July 27, 1999 in the principal amount of up to $60,000,000 made payable by Cornerstone Realty Income Trust, Inc. and its subsidiaries to the order of First Union National Bank, and (2) Revolving Credit Note dated July 27, 1999 in the principal amount of up to $35,000,000 made payable by Cornerstone Realty Income Trust, Inc. and its subsidiaries to the order of Wachovia Bank, N.A., and (3) Replacement Revolving Credit Note dated July 27, 1999 in the principal amount of up to $35,000,000 made payable by Cornerstone Realty Income Trust, Inc. and its subsidiaries to the order of Fleet National Bank, and (4) Replacement Revolving Credit Note dated July 27, 1999 in the principal amount of up to $30,000,000 made payable by Cornerstone Realty Income Trust, Inc. and its subsidiaries to the order of Guaranty Federal Bank, F.S.B., and (5) Replacement Revolving Credit Note dated July 27, 1999 in the principal amount of up to $25,000,000 made payable by Cornerstone Realty Income Trust, Inc. and its subsidiaries to the order of Crestar Bank (Incorporated by reference to Exhibit 4.4 included in the registrant's Report on Form 8-K dated June 25, 1999; File No. 1-12875).

4.5 Loan Letter Agreement dated June 25, 1999 among Cornerstone Realty Income Trust, Inc., CRIT-NC, LLC and Cornerstone REIT Limited Partnership as Borrowers, and First Union National Bank as Lender, pertaining to a loan in the amount of $5,500,000 (Incorporated by reference to Exhibit 4.5 included in the registrant's Report on Form 8-K dated June 25, 1999; File No. 1-12875).

4.6 Promissory Note dated September 27, 1999 in the principal amount of $50,550,000 made payable by Cornerstone Realty Income Trust, Inc. to the order of The Prudential Insurance Company of America (Incorporated by reference to Exhibit 4.1 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.7 Promissory Note dated September 27, 1999 in the principal amount of $22,950,000 made payable by CRIT-NC, LLC to the order of The Prudential Insurance Company of America (Incorporated by reference to Exhibit 4.2 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.8 Mortgage and Security Agreement dated as of September 27, 1999 from Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Hampton Pointe and Westchase properties (Incorporated by reference to Exhibit
         4.3 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.9 Mortgage and Security Agreement dated as of September 27, 1999 from Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Arbors at Windsor Lake property (Incorporated by reference to Exhibit 4.4 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

Exhibit
No.                                Description
-------                            -----------

4.10 Deed of Trust and Security Agreement dated as of September 27, 1999 made by CRIT-NC, LLC, as borrower, for the benefit of The Prudential Insurance Company of America, as lender, pertaining to the Charleston Place and Stone Point properties (Incorporated by reference to Exhibit
         4.5 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.11 Deed of Trust and Security Agreement dated as of September 27, 1999 made by CRIT-NC, LLC, as borrower, for the benefit of The Prudential Insurance Company of America, as lender, pertaining to the St. Regis and Remington Place properties (Incorporated by reference to Exhibit
         4.6 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.12 Deed To Secure Debt and Security Agreement by Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Ashley Run, Stone Brook and Spring Lake properties (Incorporated by reference to Exhibit 4.7 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.13 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Charleston County, South Carolina) (Incorporated by reference to Exhibit 4.8 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.14 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Richland County, South Carolina) (Incorporated by reference to Exhibit 4.9 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.15 Assignment of Leases and Rents dated as of September 27, 1999, by CRIT-NC, LLC to The Prudential Insurance Company of America (Mecklenburg County, North Carolina) (Incorporated by reference to
         Exhibit 4.10 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.16 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Clayton County, Georgia) (Incorporated by reference to Exhibit 4.11 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

4.17 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Gwinnett County, Georgia) (Incorporated by reference to Exhibit 4.12 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

Exhibit
No.                                Description
-------                            -----------
4.18 Assignment of Leases and Rents dated as of September 27, 1999, by CRIT-NC, LLC to The Prudential Insurance Company of America (Wake County, North Carolina) (Incorporated by reference to Exhibit 4.13 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

         The registrant agrees to furnish the Securities and Exchange Commission on request a copy of any instrument with respect to long-term debt of the registrant or its subsidiaries the total amount of securities authorized under which does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1 Amendment and Restatement of Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan. (Exhibit 10.14) (1) This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.2 Amendment and Restatement of Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. (Exhibit 10.15) (1) This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

10.3 Agreement for Appointment of Transfer Agent and Registrar between Cornerstone Realty Income Trust, Inc. and First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.19 to the registrant's Report on Form 10-K for the Year Ended December 31, 1994; File No. 0-23954).

10.4 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Management Group, Inc. and Cornerstone Realty Income Trust, Inc.(2)

10.5 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Advisors, Inc. and Cornerstone Realty Income Trust, Inc.(2)

10.6 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Realty Group, Inc. and Cornerstone Realty Income Trust, Inc. (Acquisition/Disposition Agreement).(2)

10.7 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Realty Group, Inc. and Cornerstone Realty Income Trust, Inc. (Personal Property). (2)

10.8 Employment Agreement dated September 1, 1996 between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.8 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; File No. 1-12875).

Exhibit
No.                                Description
-------                            -----------
10.9 Employment Agreement dated September 1, 1996 between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (2)

10.10 Employment Agreement dated September 1, 1996 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr . This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (2)

10.11 First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.24 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; File No. 1-12875).

10.12 First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Martin Zuckerbrod. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.25 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; File No. 1-12875).

10.13 First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Harry S. Taubenfeld. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.26 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; File No. 1-12875).

10.14 First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 12, 1998; File No. 1-12875).

10.15    Articles of Organization of CRIT-NC,  LLC (Incorporated by reference to
         Exhibit 10.1 included in the registrant's Current Report on Form 8-K dated December 30, 1997; File No. 0-23954.)

10.16 Operating Agreement of CRIT-NC, LLC dated as of December 9, 1997 (Incorporated by reference to Exhibit 10.2 included in the registrant's Current Report on Form 8-K dated December 30, 1997; File No. 0-23954).

Exhibit
No.                                Description
-------                            -----------
10.17 Environmental Indemnity Agreement dated as of September 27, 1999 by Cornerstone Realty Income Trust, Inc. in favor of The Prudential Insurance Company of America referring to the $50,550,000 Promissory Note (Incorporated by reference to Exhibit 10.1 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

10.18 Environmental Indemnity Agreement dated as of September 27, 1999 by CRIT-NC, LLC and Cornerstone Realty Income Trust, Inc. in favor of The Prudential Insurance Company of America referring to the $22,950,000 Note (Incorporated by reference to Exhibit 10.2 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

10.19 Unconditional and Irrevocable Guaranty of Payment and Performance (Recourse Carveouts) dated as of September 27, 1999 made by Cornerstone Realty Income Trust, Inc. in favor of The Prudential Insurance Company of America pertaining to the $22,950,000 Promissory Note (Incorporated by reference to Exhibit 10.3 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

10.20 Unconditional and Irrevocable Guaranty of Payment and Performance (Cross-Collateralization) dated as of September 27, 1999 made by Cornerstone Realty Income Trust, Inc. in favor of The Prudential Insurance Company of America pertaining to the $22,950,000 Promissory Note (Incorporated by reference to Exhibit 10.4 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

10.21 Unconditional and Irrevocable Guaranty of Payment and Performance (Cross-Collateralization) dated as of September 27, 1999 made by CRIT-NC, LLC in favor of The Prudential Insurance Company of America pertaining to the $50,550,000 Promissory Note (Incorporated by reference to Exhibit 10.5 included in the registrant's Report on Form 8-K dated September 29, 1999; File No. 1-12875).

10.22 Articles of Incorporation of Apple General, Inc. (Incorporated by reference to Exhibit 10.14 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.23    Bylaws of Apple  General,  Inc.  (Incorporated  by reference to Exhibit
         10.15 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.24 Articles of Incorporation of Apple Limited, Inc. (Incorporated by reference to Exhibit 10.12 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.25    Bylaws of Apple  Limited,  Inc.  (Incorporated  by reference to Exhibit
         10.13 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; File No. 333-10635).

Exhibit
No.                                Description
-------                            -----------
10.26 Certificate of Limited Partnership of Apple REIT Limited Partnership (Incorporated by reference to Exhibit 10.16 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.27 Limited Partnership Agreement of Apple REIT Limited Partnership (Incorporated by reference to Exhibit 10.17 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; File No. 333-10635).

10.28    Certificate   of  Limited   Partnership   for  Apple  REIT  II  Limited
         Partnership (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.29 Limited Partnership Agreement for Apple REIT II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.30 Certificate of Limited Partnership for Apple REIT III Limited Partnership (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.31 Limited Partnership Agreement for Apple REIT III Limited Partnership (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.32    Certificate   of  Limited   Partnership   for  Apple  REIT  IV  Limited
         Partnership (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.33 Limited Partnership Agreement for Apple REIT IV Limited Partnership (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.34 Certificate of Limited Partnership for Apple REIT V Limited Partnership (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.35 Limited Partnership Agreement for Apple REIT V Limited Partnership (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.36    Certificate   of  Limited   Partnership   for  Apple  REIT  VI  Limited
         Partnership (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983)

Exhibit
No.                                Description
-------                            -----------
10.37 Limited Partnership Agreement for Apple REIT VI Limited Partnership (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.38 Certificate of Limited Partnership of Apple REIT VII Limited Partnership (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.39 Limited Partnership Agreement of Apple REIT VII Limited Partnership (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; File No. 0-23983).

10.40 Apple Residential Income Trust, Inc. 1996 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Apple Residential Income Trust, Inc., as filed with the Securities and Exchange Commission on September 30, 1998; File No. 333-64703).

10.41 Apple Residential Income Trust, Inc. 1996 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Apple Residential Income Trust, Inc., as filed with the Securities and Exchange Commission on September 30, 1998; File No. 333-64701).

10.42 Articles of Incorporation of Cornerstone Acquisition Company, as amended by Articles of Amendment thereto (FILED HEREWITH).

10.43    Bylaws of Cornerstone Acquisition Company.  (FILED HEREWITH).

10.44    Articles of Incorporation of CRIT-SC, Inc. (FILED HEREWITH).

10.45    Bylaws of CRIT-SC, Inc. (FILED HEREWITH).

10.46    Articles of Organization of CRIT-SC, LLC. (FILED HEREWITH).

10.47    Operating Agreement of CRIT-SC, LLC. (FILED HEREWITH).

10.48    Certificate  of  Limited   Partnership  of   CRIT-Cornerstone   Limited
         Partnership. (FILED HEREWITH).

10.49 Limited Partnership Agreement of CRIT-Cornerstone Limited Partnership. (FILED HEREWITH).

10.50 Stock Option Agreement dated July 23, 1999 between Glade M. Knight and Cornerstone Realty Income Trust, Inc. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH).

Exhibit
No.                                Description
-------                            -----------
12 Statement regarding computation of Ratio of Earnings to Fixed Charges. (FILED HEREWITH).

13 Portions of the registrant's 1999 Annual Report (with the exception of the information incorporated by reference in Items 6, 7, and 14 of this Form 10-K Report, no other information appearing in the 1999 Annual Report is to be deemed filed as a part of this Form 10-K Report). (FILED HEREWITH).

21       Subsidiaries of Cornerstone Realty Income Trust, Inc. (FILED HEREWITH).

23       Consent of Independent Auditors. (FILED HEREWITH).

27       Financial Data Schedule.  (FILED HEREWITH).

(1)      Incorporated  herein  by  reference  to  the  Exhibit  referred  to  in parentheses which was filed as an Exhibit to the registrant's Post-Effective Amendment No. 5 to its Registration Statement on Form S-11 (File No. 33-51296), as filed with the Securities and Exchange Commission on April 28, 1994.

(2) Incorporated herein by reference to the Exhibit of the same number filed as an Exhibit to the registrant's Report on Form 8-K dated September 26, 1996 (File No. 0-23954).