Form 10-Q
period 2000-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2000-05-15
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                ----------      ---------

                         Commission File Number 1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                             54-1589139
         (State or other jurisdiction                 (IRS Employer
       of incorporation or organization)            Identification No.)

             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                          23219
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

          At April 20, 2000, there were outstanding 35,996,759 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                 Page Number
                                                                                 -----------

PART I.        FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Consolidated Balance Sheets - March 31, 2000                3
                           and December 31, 1999

                           Consolidated Statements of Operations -                     4
                           Three months ended March 31, 2000
                           and  March 31, 1999

                           Consolidated Statement of Shareholders' Equity-             5
                           Three months ended March 31, 2000

                           Consolidated Statements of Cash Flows -                     6
                           Three months ended March 31, 2000
                           and March 31, 1999

                           Notes to Consolidated Financial Statements                  7

         Item 2.      Management's Discussion and Analysis                            10
                      of Financial Condition and Results of
                      Operations

         Item 3.      Quantitative and Qualitative Disclosures about                  14
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

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K
                                                                                      15


CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                               March 31,              December 31,
                                                                                                 2000                     1999
                                                                                             -------------            -------------
ASSETS

Investment in rental property:
Land .............................................................................           $ 123,364,853            $ 136,326,140
Buildings and property improvements ..............................................             667,620,358              760,712,650
Furniture and fixtures ...........................................................              18,139,708               22,089,948
                                                                                             -------------            -------------
                                                                                               809,124,919              919,128,738
Less accumulated depreciation ....................................................             (64,970,057)             (77,538,085)
                                                                                             -------------            -------------
                                                                                               744,154,862              841,590,653

Cash and cash equivalents ........................................................               4,218,948               16,268,336
Prepaid expenses .................................................................               2,139,830                2,803,488
Other assets .....................................................................              34,558,416                8,602,399
                                                                                             -------------            -------------

                Total Assets .....................................................           $ 785,072,056            $ 869,264,876
                                                                                             =============            =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured ..........................................................           $ 105,297,000            $ 157,500,000
Notes payable-secured ............................................................             104,920,300              105,045,682
Distributions payable ............................................................               6,720,337                6,779,012
Accounts payable .................................................................               2,574,949               11,670,338
Accrued expenses .................................................................               4,776,431               11,387,531
Rents received in advance ........................................................                 178,536                  613,214
Tenant security deposits .........................................................               1,655,254                1,903,857
                                                                                             -------------            -------------

                Total Liabilities ................................................             226,122,807              294,899,634

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000
  shares; $25 liquidation preference, Series A
  Cumulative Convertible Redeemable; issued and outstanding ......................             264,125,339              263,656,281
   12,641,304 shares and 12,650,047 shares, respectively
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 35,967,485 shares
   and 38,712,037 shares, respectively ...........................................             353,862,474              383,969,899
Deferred compensation ............................................................                 (67,452)                 (72,976)
Distributions greater than net income ............................................             (58,971,112)             (73,187,962)
                                                                                             -------------            -------------

                Total Shareholders' Equity .......................................             558,949,249              574,365,242
                                                                                             -------------            -------------

                Total Liabilities and Shareholders' Equity .......................           $ 785,072,056            $ 869,264,876
                                                                                             =============            =============


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                                                        Three Months Ended
                                                                                                  March 31,              March 31,
                                                                                                    2000                   1999
                                                                                               ------------------------------------
REVENUE:
           Rental income ...........................................................           $ 37,097,915            $ 23,467,091
           Other income ............................................................                   --                 1,061,287

EXPENSES:
           Property and maintenance ................................................              9,040,274               6,098,887
           Taxes and insurance .....................................................              4,027,996               2,062,366
           Property management .....................................................                692,482                 549,368
           General and administrative ..............................................                484,961                 448,596
           Amortization expense ....................................................                   --                    55,657
           Other depreciation ......................................................                  5,742                   5,742
           Depreciation of rental property .........................................              9,065,610               5,802,371
           Other ...................................................................                 21,460                 297,706
                                                                                               ------------------------------------

                                   Total expenses ..................................             23,338,525              15,320,693
                                                                                               ------------------------------------

Income before interest and dividend income (expense) ...............................             13,759,390               9,207,685

   Interest and dividend income ....................................................                109,889                  90,874
   Interest expense ................................................................             (4,651,686)             (3,415,448)
                                                                                               ------------------------------------

Income before gains on sales of investments and
   minority interest in operating partnership.......................................              9,217,593               5,883,111

   Gains on sales of investments ...................................................             23,406,233                    --
                                                                                               ------------------------------------

Income before minority interest in operating partnership ...........................             32,623,826               5,883,111

  Minority Interest of unitholders in operating partnership ........................                   --                    50,701
                                                                                               ------------------------------------

Net income .........................................................................           $ 32,623,826            $  5,832,410

Distributions to preferred shareholders ............................................              7,997,200                    --
                                                                                               ------------------------------------

Net income available to common shareholders ........................................           $ 24,626,626            $  5,832,410
                                                                                               ====================================


Net Income per share-basic and diluted .............................................           $       0.65            $       0.15
                                                                                               ====================================

Distributions per common share .....................................................           $       0.27            $       0.26
                                                                                               ====================================

See accompanying notes to consolidated financial statements.


CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                            Number            Common                 Number
                                                          of Common            Stock              of Preferred
                                                            Shares             Amount                 Shares
                                                        ---------------------------------------------------------
Balance at December 31, 1999 ......................      38,712,037        $ 383,969,899           12,650,047

Net income ........................................            --                   --                   --
Cash distributions declared to common
  shareholders ($.27 per share)....................            --                   --                   --
Distributions for Series A Convertible ............            --                   --                   --
   Preferred Stock
Imputed distributions on Series A
   Convertible Preferred Stock.....................            --                   --                   --
Purchase of common stock ..........................      (2,949,000)         (32,100,505)                --
Preferred stock converted to common stock .........          13,829              218,575               (8,743)
Amortization of deferred compensation .............            --                   --                   --
Shares issued through dividend reinvestment plan...         190,619            1,774,505                 --
                                                        ---------------------------------------------------------
Balance at March 31, 2000 .........................      35,967,485        $ 353,862,474           12,641,304
                                                        ---------------------------------------------------------


                                                       Preferred                               Distributions            Total
                                                         Stock               Deferred          Greater Than         Shareholders'
                                                         Amount            Compensation          Net Income             Equity
                                                      --------------------------------------------------------------------------
Balance at December 31, 1999 ......................    $263,656,281             ($72,976)        ($73,187,962)      $574,365,242

Net income .....................................            --                     --              32,623,826         32,623,826
Cash distributions declared to common ..........            --                     --             (10,409,776)       (10,409,776)
  shareholders ($.27 per share)
Distributions for Series A Convertible .........            --                     --              (7,309,567)        (7,309,567)
   Preferred Stock
Imputed distributions on Series A ..............         687,633                   --                (687,633)             --
   Convertible Preferred Stock
Purchase of common stock .......................            --                     --                   --           (32,100,505)
Preferred stock converted to common stock ......        (218,575)                  --                   --                 --
Amortization of deferred compensation ..........            --                     5,524                --                 5,524
Shares issued through dividend reinvestment plan            --                     --                   --             1,774,505
                                                   -----------------------------------------------------------------------------
Balance at March 31, 2000 ......................    $264,125,339                ($67,452)        ($58,971,112)      $558,949,249
                                                   =============================================================================



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                         Three Months Ended
                                                                                                    March 31,           March 31,
                                                                                                      2000                1999
                                                                                                  ----------------------------------
Cash flow from operating activities:

   Net income ..............................................................................      $  32,623,826       $   5,832,410
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale on investments ...........................................................        (23,406,233)               --
     Depreciation and amortization .........................................................          9,071,352           5,863,770
     Minority interest of unitholders in operating partnership .............................               --                50,701
     Amortization of deferred compensation .................................................              5,524              11,523
     Amortization of Apple Realty Group contract purchase ..................................               --               134,798
     Amortization of deferred financing costs ..............................................            117,103              56,625
     Changes in operating assets and liabilities:
       Operating assets ....................................................................        (25,409,463)           (690,590)
       Operating liabilities ...............................................................        (16,389,770)         (1,048,141)
                                                                                                  -------------       -------------

                               Net cash provided by  operating activities ..................        (23,387,661)         10,211,096

Cash flow from investing activities:

   Acquistions of rental property ..........................................................         (8,791,131)               --
   Proceeds from the sale of land ..........................................................               --               764,668
   Net proceeds from the sale of investments ...............................................        128,182,171                --
   Capital improvements ....................................................................         (7,620,367)         (2,524,328)
                                                                                                  -------------       -------------

                               Net cash used in investing activities .......................        111,770,673          (1,759,660)

Cash flow from financing activities:

   Proceeds from short-term borrowings .....................................................         71,517,000           9,231,093
   Repayments of short-term borrowings .....................................................       (123,720,000)         (5,621,000)
   Repayment of mortgage notes .............................................................           (125,382)               --
   Net proceeds from issuance of common stock ..............................................          1,774,505           2,532,068
   Purchase of common stock ................................................................        (32,100,505)               --
   Cash distributions to operating partnership unitholders .................................            (50,190)            (48,330)
   Cash distributions paid to preferred shareholders .......................................         (7,318,052)               --
   Cash distributions paid to common shareholders ..........................................        (10,409,776)        (10,169,836)
                                                                                                  -------------       -------------

                               Net cash provided by (used in) financing activities .........       (100,432,400)         (4,076,005)

                               Increase (decrease) in cash and cash equivalents ............        (12,049,388)          4,375,431

Cash and cash equivalents, beginning of year ...............................................         16,268,336           2,590,364
                                                                                                  -------------       -------------

Cash and cash equivalents, end of period ...................................................      $   4,218,948       $   6,965,795
                                                                                                  =============       =============

Supplemental information:

   Non-cash transactions associated with:

                Accretion of preferred dividends ...........................................            687,633                --

See accompanying notes to consolidated financial statements.


                      CORNERSTONE REALTY INCOME TRUST, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)   INVESTMENT IN RENTAL PROPERTY

      Disposition  of Investments
      On March 10, 2000, the Company closed the sale of 16 properties containing 3,609 apartment units. The proceeds of the sale were used to pay down the Company's existing line of credit and fund $35 million tax free exchange. At March 31, 2000 $27 million is held in escrow pending completion of tax free exchange.

      Acquisition
      On March 16, 2000, the Company purchased The Enclave at the Meadows Apartments, a 168- unit apartment community, located in Asheville, North Carolina for a purchase price of $8.8 million. The purchase was structured as a tax free exchange using proceeds from the sale described above.

(3)   NOTES PAYABLE

      Unsecured
      During 1999, the Company's $175 million unsecured line of credit with a consortium of six banks was increased to $185 million and the maturity date was extended to July 9, 2002. The unsecured line of credit bears interest at one month LIBOR plus 120 basis points. In connection with the sale of the 16 properties in March 2000, the Company repaid $90 million of the Company's unsecured line of credit. The Company had additional borrowings under its unsecured line of credit of $45 million during 2000. At March 31, 2000, the Company had an unused borrowing capacity of $80 million under the unsecured line of credit. In addition, the Company is obligated to pay lenders a quarterly commitment fee equal to .20% per annum of the unused portion of the line. At March 31, 2000, total unsecured borrowings under these agreements were $105 million.

      During 1999, the Company increased the $5 million unsecured line of credit for general corporate purposes to $7.5 million. The general corporate purpose line of credit bears interest at LIBOR plus 120 basis points. The maturity date is October 31, 2000. At March 31, 2000, borrowings under this agreement were $297,000.

(3)   RELATED PARTIES

      Mr. Glade M. Knight, Chairman and Chief Executive Officer of the Company, also served as the Chairman and Chief Executive Officer of Apple. Prior to the merger the Company provided advisory, property management, and asset acquisition services to Apple. The services of the Company rendered to Apple terminated upon the consummation of the merger.

      The Company provided property management services and advisory services to Apple. Property management fees were 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees were .1% to 25% of total capital raised by Apple, depending on the financial performance of Apple. The amount of fees received by the Company under the contracts described above for the three months ended March 31, 1999 was $747,803.

      Prior to the merger, the Company provided real estate acquisition and disposal services for Apple. Under the terms of the contract, the Company received a real estate commission equal to 2% of the purchase price of the properties acquired. The Company amortized the purchase price of the contract through the date of the merger. For the three months ended March 31, 1999, the Company received $313,484 in real estate commissions under this contract and amortized $134,798 of the purchase price of this contract.

      The Company received distributions on its investment in Apple through the date of the merger. The Company recognized dividend income for the three months ended March 31, 1999 of $83,550 on its investment in Apple.

(5)  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                  Three Months     Three Months
                                                         Ended            Ended
                                                       3/31/00          3/31/99
                                                       -------          -------
      Numerator:
           Net income available to                 $24,626,626     $  5,832,410
           common shareholders
           Numerator for basic and diluted
           earnings per share - income
           available to common stockholders
           after assumed conversion                 24,626,626        5,832,410
      Denominator:
           Denominator for basic
           earnings per share-weighted-
           average shares                           37,997,170       39,315,952
      Effect of dilutive securities:
           Stock options
           Series A Convertible Preferred
           Stock*                                           --               --
      --------------------------------------------------------------------------
      Denominator for diluted earnings
           per share-adjusted weighted-
           average shares and assumed
           conversions                              37,997,170       39,315,952
      --------------------------------------------------------------------------
      Basic and diluted earnings per
           common share                            $      .65      $       0.15
      --------------------------------------------------------------------------

         *Series A Convertible Preferred Stock was not included in dilutive earnings per common share calculation since its effect was anti-dilutive.

(6)      SUBSEQUENT EVENTS

         On May 11, 2000, the Company purchased Greystone Crossing Apartments, a 408-unit apartment community located in Charlotte, North Carolina for $26.8 million. The purchase was structured as a tax fee exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This  report  contains  forward-looking  statements  within the  meaning of
     Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and expected benefits from the Company's acquisition of Apple Residential Income Trust ("Apple"). Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, the possibility that the merger with Apple will not have the effects anticipated by the Company, and adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


     RESULTS OF OPERATIONS

     INCOME AND OCCUPANCY
     The Company's property operations for the three months ended March 31, 2000 include the results of operations for the full quarter of 71 properties acquired to date. The operations of the 16 properties sold on March 10, 2000 are reflected through the sale date. The increased rental income and operating expenses for the first quarter 2000 over the first quarter 1999 is primarily due to the effect of the properties acquired through the Apple merger in July 1999.

     Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the first three months increased to $37 million in 2000 from $23 million in 1999. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's properties averaged 93% and 90% for the three months ended March 31, 2000 and 1999, respectively. Overall average rental rates for the portfolio increased 3.8% from $612 at March 31, 1999, to $635 at March 31, 2000. This increase is due to a combination of increased rental rates from new leases and property renovation as well as the acquisition of the properties of Apple.

     COMPARABLE PROPERTY OPERATIONS
     The Company's "same-property" portfolio consists of 65 properties, including 27 Apple properties, acquired prior to 1999, containing 16,207 apartment units owned by the Company or Apple since January 1, 1999. The 16 properties sold in March 2000 have been eliminated. On a comparative basis, the 65 properties acquired prior to 1999 provided rental and operating income of $30.1 million and $19 million, respectively during the quarter ended March 31, 2000 and $28.1 million and $18 million for the same period in 1999. This represents an increase from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 of 7% and 8% for rental and operating income, respectively.

     EXPENSES
     Total expenses for the first three months increased 52% to $23 million in 2000 from $15 million in 1999. The increase is due largely to a full quarter of expenses of the properties acquired through the acquisition of Apple on July 23, 1999. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 37% for the three months ended March 31, 2000 and 1999.

     Depreciation expense for the first three months has increased to $9 million in 2000 from $6 million in 1999. The increase is directly attributable to the addition of the properties acquired through the Apple merger.

     General and administrative expenses totaled $484,961, or 1.2% of rental income for the three months ended March 31, 2000 and $448,596, or 1.9% for the same period in 1999. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The decrease in percentage of rental income is attributable to economies of scale realized from the Apple merger as the Company provided advisory services to Apple prior to the merger.

     INTEREST AND INVESTMENT INCOME AND EXPENSE
     The Company's interest income increased to $109,889 in 2000 from $7,324 in 1999 from the investment of its cash and cash reserves due to investment of proceeds from the sale of properties pending tax free exchanges. The Company incurred interest expense of $4.7 million and $3.4 million during the first three months of 2000 and 1999. The increase is due to debt assumed in the Apple merger coupled with the increase in interest rates on the Company's unsecured line of credit.

     INCOME AND EXPENSE FROM RELATIONSHIP WITH APPLE RESIDENTIAL INCOME TRUST Prior to the merger, the Company or affiliates provided property management, advisory, and real estate brokerage services for Apple. The fees received by the Company from service contracts with Apple terminated upon consummation of the merger.

     Property management fees charged to Apple were 5% of gross revenues. Advisory fees charged to Apple were .1% to .25% of total capital raised by Apple. Real estate commissions were generally 2% of the purchase price of each property Apple acquired. The Company received $747,803 for the quarters ended March 31, 1999, for advisory and property management services rendered to Apple. The Company received $313,484 for the quarter ended March 31, 1999 in real estate commissions under separate contract and amortized $134,798 as of March 31, 1999 of the purchase price of this contract.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are rental income generated from
     the   properties,   proceeds   from  lines  of  credit,   reinvestment   of
     distributions, and proceeds from secured debt.

     The Company believes rental income generated from the properties and borrowings on its line of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and payment of mortgage debt. At March 31, 2000, the Company had $4.2 million in cash and cash equivalents and $80 million in availability under this unsecured line of credit.

     In September 1999, the Board of Directors authorized the repurchase of up to $50 million of the Company's common shares. For the three month ended March 31, 2000, the Company repurchased 2.9 million common shares at an average price of $10.89 per share.

     CAPITAL  REQUIREMENTS
     The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 2000. However, no material commitments existed on April 20, 2000, other than for the Greystone Crossing Apartments described below, for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including equity, excess flow from operations over distributions, and debt, provided by its line of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The Company capitalized $7.6 million of improvements to its various properties during the first quarter of 2000. It is anticipated that some $25 million in additional capital improvements will be completed during the next twelve months on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 17% of all first quarter 2000 common stock divided distributions, or $1.8 million, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 2000.

     DISPOSITION OF INVESTMENTS
     As part of its strategic repositioning, the Company has undertaken proactive portfolio review analyses with the objective of identifying properties that no longer meet the Company's long-term investment objectives due to location, age and other factors. The disposition program allows the Company to reduce the age of its existing portfolio and increase shareholder value by capturing the hidden equity in the Company's mature assets and will allow the Company to reinvest the net proceeds in assets with higher growth potential. The proceeds from the sale paid down $90 million of the Company's existing line of credit and repurchased common stock. The remaining amount of the proceeds from the sale will be used to complete tax free exchanges.

    ACQUISITION

     On March 16, 2000, the Company purchased The Enclave at the Meadows Apartments, a 168-unit apartment community, located in Asheville, North Carolina for a purchase price of $8.8 million. On May 11, 2000 the Company purchased Greystone Crossing Apartments, a 408-unit apartment community located in Charlotte, North Carolina for $26.8 million. The purchases were structured as a tax free exchange using proceeds from the sale described above.

    NOTES PAYABLE
    The Company has a $185 million unsecured line of credit with the consortium of six banks for which the maturity date is July 9, 2002. The line of credit bears interest at one month LIBOR plus 120 basis points. At March 31, 2000, borrowings under the agreement were $105 million. At March 31, 2000, the Company had an unused borrowing capacity of $80 million under the unsecured line of credit.

    The Company has available a $7.5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 120 basis points and the maturity date is October 31, 2000. At March 31, 2000, the Company's borrowings under this agreement were $297,000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 1999. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II, ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits - Exhibit 27-Financial Data Schedule

   (b) The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2000, the items reported and the financial statements included in such filings.



         Type and Date
         of Reports                     Items Reported      Financials Statements Filed

         Form 8-K dated and             5                   None
         filed January 18, 2000

         Form 8-K dated and             5,7                 None
         filed February 28, 2000

         Form 8-K dated                 5,7                 None
         March 10, 2000 and filed
         March 14, 2000

         Form 8-K dated                 2                   None
         March 10, 2000 and filed
         March 27, 2000



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)



DATE:    5-15-00                   BY:    /s/ Stanley J. Olander
     -------------------                 ------------------------------------
                                   Stanley J. Olander
                                   Vice President and Chief Financial Officer