Form 10-Q
period 2000-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2000-08-11
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                               ----------    ------------

                         Commission File Number 1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                                   54-1589139
         (State or other jurisdiction                       (IRS Employer
       of incorporation or organization)                  Identification No.)

             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                                 23219
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

          At August 1, 2000, there were outstanding 35,737,982 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2000             3
                  and December 31, 1999

                  Consolidated Statements of Operations -                 4
                  Three months ended June 30, 2000
                  and  June 30, 1999
                  Six months ended June 30, 2000
                  and June 30, 1999

                  Consolidated Statement of Shareholders' Equity-         5
                  Six months ended June 30, 2000

                  Consolidated Statements of Cash Flows -                 6
                  Six months ended June 30, 2000
                  and June 30, 1999

                  Notes to Consolidated Financial Statements              7

     Item 2.  Management's Discussion and Analysis of Financial          10
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about             14
              Market Risk

PART II.  OTHER INFORMATION:

     Item 1.  Legal Proceedings (not applicable).

     Item 2.  Changes in Securities (not applicable).

     Item 3.  Defaults Upon Senior Securities (not applicable).

     Item 4.  Submission of Matters to a Vote of
              Security Holders (not applicable).                        15

     Item 5.  Other Information (not applicable)

     Item 6.  Exhibits and Reports on Form 8-K                          21

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                      June 30,           December 31,
                                                                                        2000                 1999
                                                                                    -------------        ------------
ASSETS

Investment in rental property:
Land                                                                                $ 124,771,398        $ 136,326,140
Buildings and property improvements                                                   700,583,793          760,712,650
Furniture and fixtures                                                                 18,995,215           22,089,948
                                                                                    -------------        -------------
                                                                                      844,350,406          919,128,738
Less accumulated depreciation                                                         (73,224,217)         (77,538,085)
                                                                                    -------------        -------------
                                                                                      771,126,189          841,590,653

Cash and cash equivalents                                                               3,928,968           16,268,336
Prepaid expenses                                                                        1,147,590            2,803,488
Other assets                                                                            9,232,749            8,602,399
                                                                                    -------------        -------------

                             Total Assets                                           $ 785,435,496        $ 869,264,876
                                                                                    =============        =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                             $ 115,000,000        $ 157,500,000
Notes payable-secured                                                                 104,756,659          105,045,682
Distributions payable                                                                   6,720,337            6,779,012
Accounts payable                                                                        1,421,262           11,670,338
Accrued expenses                                                                        5,465,287           11,387,531
Rents received in advance                                                                 220,129              613,214
Tenant security deposits                                                                1,615,783            1,903,857
                                                                                    -------------        -------------

                             Total Liabilities                                        235,199,457          294,899,634

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000 shares;
   $25 liquidation preference, Series A Cumulative Convertible Redeemable;
   issued and outstanding 12,639,551 shares and 12,650,047 shares, respectively     $ 264,784,591          263,656,281
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 35,855,390 shares
   and 38,712,037 shares, respectively                                                352,573,676          383,969,899
Deferred compensation                                                                     (60,927)             (72,976)
Distributions greater than net income                                                 (67,061,301)         (73,187,962)
                                                                                    -------------        -------------

                             Total Shareholders' Equity                               550,236,039          574,365,242
                                                                                    -------------        -------------

                             Total Liabilities and Shareholders' Equity             $ 785,435,496        $ 869,264,876
                                                                                    =============        =============



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                             Three Months Ended               Six Months Ended
                                                                          June 30,       June 30,        June 30,        June 30,
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
REVENUE:

         Rental income                                                 $ 34,807,328    $ 23,955,059    $ 71,905,243    $ 47,422,150
         Other income                                                          --         2,680,480            --         3,741,767

EXPENSES:

                  Property and maintenance                                8,338,507       6,756,501      17,378,781      12,855,388
                  Taxes and insurance                                     3,788,958       1,813,692       7,816,954       3,876,058
                  Property management                                       761,229         545,861       1,453,711       1,095,229
                  General and administrative                                520,897       1,680,931       1,007,219       2,129,527
                  Amortization expense                                         --              --              --            55,657
                  Other depreciation                                          5,740           5,746          11,482          11,488
                  Depreciation of rental property                         8,254,160       5,907,842      17,319,770      11,710,213
                  Other                                                        --           302,945          20,099         600,651
                                                                       ------------    ------------    ------------    ------------

                                  Total expenses                         21,669,491      17,013,518      45,008,016      32,334,211
                                                                       ------------    ------------    ------------    ------------

Income before interest and dividend income (expense)                     13,137,837       9,622,021      26,897,227      18,829,706

   Interest and dividend income                                             286,096         122,425         395,985         213,299
   Interest expsnse                                                      (4,075,743)     (3,517,687)     (8,727,429)     (6,933,135)
                                                                       ------------    ------------    ------------    ------------

Income before gains on sales of investments and
   minority interest in operating partnership                             9,348,190       6,226,759      18,565,783      12,109,870

   Gains on sales of investments                                               --              --        23,406,233            --
                                                                       ------------    ------------    ------------    ------------

Income before minority interest in operating partnership                  9,348,190       6,226,759     41,972,016      12,109,870

  Minority Interest of unitholders in operating partnership                    --             8,198            --            58,899
                                                                       ------------    ------------    ------------    ------------

Net income                                                             $  9,348,190       6,218,561    $ 41,972,016    $ 12,050,971

Distributions to preferred shareholders                                  (7,418,770)           --     (15,415,970)           --
                                                                       ------------    ------------    ------------    ------------

Net income available to common shareholders                            $  1,929,420       6,218,561    $ 26,556,046    $ 12,050,971

Net income per share-basic and diluted                                 $       0.05    $       0.16    $       0.72    $       0.31
                                                                       ============    ============    ============    ============

Distributions per common share                                         $       0.28    $       0.27    $       0.55    $       0.53
                                                                       ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                       Distributions
                                                               Preferred Stock                            Greater        Total
                                       Number                     Number of                Deferred        than       Shareholders'
                                     of Shares       Amount         Shares      Amount   Compensation   Net Income       Equity
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1999         38,712,037   $383,969,899   12,650,047  $263,656,281  ($72,976)  ($73,187,962)    $574,365,242

Net income                                 --             --           --            --        --       41,972,016       41,972,016

Cash distributions declared
  to shareholders ($.55 per share)         --             --           --            --        --      (20,429,385)     (20,429,385)

Distributions for Series A
  Convertible Preferred Stock              --             --           --            --        --      (14,025,260)     (14,025,260)

Imputed distributions on Series A
  Convertible Preferred Stock              --             --           --       1,390,710      --       (1,390,710)            --

Purchase of common stock             (3,221,500)   (34,879,071)        --            --        --             --        (34,879,071)

Preferred stock converted to
  common stock                           16,602        262,400      (10,496)     (262,400)     --             --               --

Amortization of deferred
  compensation                             --             --           --            --      12,049           --             12,049

Shares issued through dividend
  reinvestment plan                     348,251      3,220,448         --            --        --             --          3,220,448
                                     -----------------------------------------------------------------------------------------------

Balance at June 30, 2000             35,855,390   $352,573,676   12,639,551  $264,784,591  ($60,927)  ($67,061,301)    $550,236,039
                                     ===============================================================================================














See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                           Six Months Ended
                                                                                                    June 30,             June 30,
                                                                                                      2000                 1999
                                                                                                    --------             --------

Cash flow from operating activities:

   Net income                                                                                    $  41,972,016        $  12,050,971
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale of rental property                                                               (23,406,233)                --
     Depreciation and amortization                                                                  17,331,252           11,777,358
     Minority interest of unitholders in operating partnership                                            --                 58,899
     Amortization of deferred compensation                                                              12,049               23,047
     Amortization of Apple Realty Group contract purchase                                                 --                241,438
     Amortization of deferred financing costs                                                          224,654              113,664
     Changes in operating assets and liabilities:
         Operating assets                                                                              789,412             (554,002)
         Operating liabilities                                                                     (16,852,479)            (731,347)
                                                                                                 -------------        -------------

                              Net cash provided by  operating activities                            20,070,671           22,980,028

Cash flow from investing activities:

   Acquistions of rental property                                                                  (35,603,411)                --
   Proceeds from the sale of land                                                                         --                764,668
   Net proceeds from the sale of rental property                                                   128,182,171                 --
   Capital improvements                                                                            (16,027,833)          (7,962,778)
                                                                                                 -------------        -------------

                              Net cash used in investing activities                                 76,550,927           (7,198,110)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                              93,862,000           23,887,000
   Repayments of short-term borrowings                                                            (136,362,000)         (20,280,000)
   Repayment of mortgage notes                                                                        (289,023)
   Net proceeds from issuance of common shares                                                       3,220,448            4,949,795
   Purchase of common stock                                                                        (34,879,071)                --
   Cash distributions to operating partnership unitholders                                             (50,190)             (98,520)
   Cash distributions paid to preferred shareholders                                               (14,033,745)                --
   Cash distributions paid to commom shareholders                                                  (20,429,385)         (20,800,061)
                                                                                                 -------------        -------------

                              Net cash used in financing activities                               (108,960,966)         (12,341,786)

                              Increase (decrease) in cash and cash equivalents                     (12,339,368)           3,440,132

Cash and cash equivalents, beginning of year                                                        16,268,336            2,590,364
                                                                                                 -------------        -------------

Cash and cash equivalents, end of period                                                         $   3,928,968        $   6,030,496
                                                                                                 =============        =============

Supplemental information:

   Interest paid                                                                                 $   8,085,415        $   5,500,152
   Non-cash transactions associated with:

               Accretion of preferred dividends                                                  $   1,390,710                 --
               Preferred shares converted to common shares                                             262,400                 --




See accompanying notes to consolidated financial statements.

                      CORNERSTONE REALTY INCOME TRUST, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

(1)   BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)   INVESTMENT IN RENTAL PROPERTY

      Disposition of Investments
      On March 10, 2000, the Company closed the sale of 16 properties containing 3,609 apartment units. The proceeds of the sale were used to pay down the Company's existing line of credit and fund $35 million of tax free exchanges.

      Acquisition
      On March 16, 2000, the Company purchased The Enclave at the Meadows Apartments, a 168- unit apartment community, located in Asheville, North Carolina for a purchase price of $8.8 million. On May 11, 2000 the Company purchased Greystone Crossing Apartments, a 408-unit apartment community located in Charlotte, North Carolina for $26.8 million. These purchases completed the tax free exchange transaction using proceeds from the sale described above.

(3)   NOTES PAYABLE

      Unsecured
      The Company has a $185 million unsecured line of credit with the consortium of six banks for which the maturity date is July 9, 2002. The Company's unsecured line of credit bears interest at one month LIBOR plus 120 basis points. In connection with the sale of the 16 properties in March 2000, the Company repaid $90 million of the Company's unsecured line of credit. The Company had additional borrowings under its unsecured line of credit of $55 million during 2000. At June 30, 2000, the Company had an unused borrowing capacity of $70 million under the unsecured line of credit. In addition, the Company is obligated to pay lenders a quarterly commitment fee equal to 0.20% per annum of the unused portion of the line. At June 30, 2000, total unsecured borrowings under this line of credit were $115 million.

      The Company's $7.5 million general corporate purpose line of credit bears interest at LIBOR plus 120 basis points. The maturity date is October 31, 2000. At June 30, 2000, there were no outstanding borrowings under this line of credit.

(3)   RELATED PARTIES

      Mr. Glade M. Knight, Chairman and Chief Executive Officer of the Company, also served as the Chairman and Chief Executive Officer of Apple Residential Income Trust, Inc. ("Apple"). Prior to the merger the Company provided advisory, property management, and asset acquisition services to Apple. The services of the Company rendered to Apple terminated upon the consummation of the merger.

      The Company provided property management services and advisory services to Apple. Property management fees were 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees were .1% to .25% of total capital raised by Apple, depending on the financial performance of Apple. The amount of fees received by the Company under the contracts described above for the six months ended June 30, 1999 was $1,680,282.

      Prior to the merger, the Company provided real estate acquisition and disposal services for Apple. Under the terms of the contract, the Company received a real estate commission equal to 2% of the purchase price of the properties acquired. The Company amortized the purchase price of the contract through the date of the merger. For the six months ended June 30, 1999, the Company received $561,484 in real estate commissions under this contract and amortized $241,438 of the purchase price of this contract.

      The Company received distributions on its investment in Apple through the date of the merger. The Company recognized dividend income for the six months ended June 30, 1999 of $170,030 on its investment in Apple.

(5)   EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:


                                             Three              Six              Three                Six
                                             Months            Months            Months              Months
                                             Ended             Ended             Ended               Ended
                                            6/30/00           6/30/00           6/30/99             6/30/99
                                            -------           -------           -------             -------

      Numerator:
           Net income available to        $ 1,929,420        $26,556,046       $6,218,561         $12,050,971
           common shareholders
           Numerator for basic
           and diluted earnings per
           share - income available
           to common stockholders           1,929,420         26,556,046        6,218,561          12,050,971
           afterassumed conversion
      Denominator:
           Denominator for basis
           earningspershare
           weighted-average shares         35,867,428         36,931,405       39,569,424          39,443,428

      Effect of dilutive securities:
           Stock options                           --                 --               --                  --
           Series A Convertible
           Preferred Stock*                        --                 --               --                  --

      -------------------------------------------------------------------------------------------------------
      Denominator for diluted
      earnings per share-adjusted
      weighted-averageshares and
      assumed conversions                  35,867,428         36,931,405       39,569,424          39,443,428
      -------------------------------------------------------------------------------------------------------
      Basic and diluted earnings
      per common share                    $       .05        $       .72      $       .16         $      0.31
      -------------------------------------------------------------------------------------------------------



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

     RESULTS OF OPERATIONS

     INCOME AND OCCUPANCY
     The Company's property operations for the six months ended June 30, 2000 include the results of operations, for the full two quarters from 71 properties acquired before 2000 and from the 2 properties acquired in 2000 from their respective acquisition dates. The operations of the 16 properties sold on March 10, 2000 are reflected through the sale date. The increased rental income and operating expenses for the three and six months ended June 30, 2000 over the same period in 1999 is primarily due to the effect of the properties acquired through the Apple merger in July 1999 offset in part by dispositions in 2000.

     Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the six months ended June 30, 2000 increased to $71.9 million in 2000 from $47.4 million in 1999. For the second quarter of 2000, the Company's rental income of $35 million reflected an increase of $10.9 million, or 45%, compared to the same period in 1999. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's properties averaged 93% and 91% for the six months ended June 30, 2000 and 1999, respectively. For the second quarter of 2000 and 1999, economic occupancy averaged 93%. Overall average rental rates for the portfolio increased 6% from $614 at June 30, 1999, to $650 at June 30, 2000. For the second quarter of 1999 and 2000 average rental rates increased 6% from $618 to $657, respectively. This increase is due to a combination of increased rental rates from new leases, property renovation, lower average rental rates on properties disposed of in year 2000 as well as the acquisition of the properties of Apple which had higher average rental rates than the Company's portfolio.

     COMPARABLE PROPERTY OPERATIONS
     The Company's "same-property" portfolio consists of 65 properties, including 27 Apple properties, acquired prior to 1999, containing 16,207 apartment units owned by the Company or Apple since January 1, 1999. The 16 properties sold in March 2000 have been eliminated. On a comparative basis, the 65 properties acquired prior to 1999 provided rental and operating income of $61.7 million and $40 million, respectively during the six months ended June 30, 2000 and $57.9 million and $37 million for the same period in 1999. This represents an increase in rental and operating income from the six months ended June 30, 1999 compared to the six months ended June 30, 2000 of 6.6% and 8%, respectively. During the second quarter of 2000 and 1999, these same community operations provided rental and operating income of $31.6 million and $20.5 million and $29.7 million and $19 million, respectively. This represents an increase in rental and operating income from the second quarter of 1999 compared to the second quarter of 2000 of 6.3% and 7.6%, respectively.

     EXPENSES
     Total expenses for the first six months increased 39% to $45 million in 2000 from $32 million in 1999. For the second quarter of 2000, total expenses increased to $21.7 million from $17 million for the same period in 1999. The increase is due largely to full two quarters of expenses of the properties acquired through the acquisition of Apple on July 23, 1999 and offset slightly by year 2000 dispositions. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 37% for the three and six months ended June 30, 2000 and 38% for the same period in 1999.

     Depreciation expense for the first six months has increased to $17 million in 2000 from $11.7 million in 1999. For the second quarter of 2000 and 1999 depreciation expense was $8 million and $6 million, respectively. The increase is directly attributable to the addition of the properties acquired through the Apple merger.

     General and administrative expenses totaled $1 million, or 1.4% of rental income for the six months ended June 30, 2000 and $2.1 million, or 4% for the same period in 1999. For the second quarter of 2000 and 1999, general and administrative expenses totaled 1.5% and 7%, respectively, of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The Company continues to expand its internal administrative infrastructure to keep pace with its growth.

     INTEREST AND INVESTMENT INCOME AND EXPENSE

     The Company's interest income increased to $395,985 for the six months ended June 30, 2000 from $43,268 for the six months ended June 30, 1999 due to the investment of its cash and cash reserves received from the sale of properties pending tax free exchanges which was completed in

     May 2000. For the second quarter of 2000, interest income was $286,096 and $35,944 for the same period in 1999. The Company incurred interest expense of $8.7 million and $6.9 million during the first six months of 2000 and 1999. For the second quarter of 2000, interest expense was $4.1 million and $3.5 million, respectively. The increase is due to debt assumed in the Apple merger coupled with the increase in interest rates on the Company's unsecured line of credit.

     INCOME AND EXPENSE FROM RELATIONSHIP WITH APPLE RESIDENTIAL INCOME TRUST Prior to the merger, the Company or affiliates provided property management, advisory, and real estate brokerage services for Apple. The fees received by the Company from service contracts with Apple terminated upon consummation of the merger.

     Property management fees charged to Apple were 5% of gross revenues. Advisory fees charged to Apple were .1% to .25% of total capital raised by Apple. Real estate commissions were generally 2% of the purchase price of each property Apple acquired. The Company received $1,680,282 for the six months ended June 30, 1999, for advisory and property management services rendered to Apple. For the second quarter of 1999, the Company received $932,480 for the same services. The Company received $561,485 for the quarter ended June 30, 1999 in real estate commissions under separate contract and amortized $241,438 as of June 30, 1999 of the purchase price of this contract. During the second quarter of 1999, the Company received $248,000 in real estate commissions and amortized $106,640 of the purchase price of the contract.

     The Company received distributions on its investment in Apple through the date of the merger. The Company recognized dividend income for the three and six months ended June 30, 1999 of $86,480 and $170,030, respectively, on its investment in Apple.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are rental income generated from
     the   properties,   proceeds   from  lines  of  credit,   reinvestment   of
     distributions, and proceeds from secured debt.

     The Company believes rental income generated from the properties and borrowings on its line of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and payment of mortgage debt. At June 30, 2000, the Company had $3.9 million in cash and cash equivalents and $70 million available under this unsecured line of credit.

     In September 1999, the Board of Directors authorized the repurchase of up to $50 million of the Company's common shares. For the six months ended June 30, 2000, the Company repurchased 3.2 million common shares at an average price of $10.83 per share for $34.9 million.

     CAPITAL  REQUIREMENTS
     The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 2000. However, no material commitments existed on August 1, 2000 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including equity, excess flow from operations over distributions, and debt, provided by its line of credit. The

     Company  may  seek  to  obtain   additional  debt  financing  to  meet  its
     objectives. Given the Company's current debt level, the Company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The Company capitalized $16 million of improvements to its various properties during the first six months of 2000. It is anticipated that some $25 million in additional capital improvements will be completed during the next twelve months on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 16% of the 2000 common stock divided distributions, or $3.2 million, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 2000.

     DISPOSITION OF INVESTMENTS
     As part of its strategic repositioning, the Company has undertaken proactive portfolio review analyses with the objective of identifying properties that no longer meet the Company's long-term investment objectives due to location, age and other factors. The disposition program allows the Company to reduce the age of its existing portfolio and increase shareholder value by capturing the hidden equity in the Company's mature assets and will allow the Company to reinvest the net proceeds in assets with higher growth potential. The proceeds from the sale paid down $90 million of the Company's existing line of credit and repurchased common stock. The remaining amount of the proceeds from the sale was used to complete tax free exchanges.

     ACQUISITION
     On March 16, 2000, the Company purchased The Enclave at the Meadows Apartments, a 168-unit apartment community, located in Asheville, North Carolina for a purchase price of $8.8 million. On May 11, 2000, the Company purchased Greystone Crossing Apartments, a 408-unit apartment community located in Charlotte, North Carolina for $26.8 million. These purchases completed the previously funded tax free exchange transaction using proceeds from the sale described above.

     NOTES PAYABLE
     The Company has a $185 million unsecured line of credit with the consortium of six banks for which the maturity date is July 9, 2002. The line of credit bears interest at one month LIBOR plus 120 basis points. At June 30, 2000, borrowings under the unsecured line of credit were $115 million. At June 30, 2000, the Company had an unused borrowing capacity of $70 million under the unsecured line of credit.

     The Company has available a $7.5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 120 basis points and the maturity date is October 31, 2000. At June 30, 2000, the Company's had no outstanding borrowings under this line of credit.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 1999. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders.


On May 25, 2000, the Company held an Annual Meeting of Shareholders for the purpose of submitting four matters to a vote of common shareholders. The four matters, which are described more fully below, related to the election of two directors to the Company's Board of Directors and the consideration of three proposals. The proposals were as follows: (i) proposal to amend the Company's 1992 Non-Employee Directors Stock Option Plan, (ii) proposal to approve the Company's Share Purchase Loan Program, and (iii) proposal to amend the Company's Bylaws.

ELECTION OF DIRECTORS.

The two nominees to the Company's Board of Directors were Stanley J. Olander, Jr. and Martin Zuckerbrod. Each nominee was a current director of the Company and was nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and both nominees were elected. The voting results are summarized at the end of this item.

PROPOSAL TO AMEND THE COMPANY'S 1992 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN.

Under the Company's 1992 Non-Employee Directors Stock Option Plan as it now exists, each non-employee director is entitled to receive an automatic grant of stock options on June 1 of each year through 1999. This proposal would extend the grant period through 2001, so that each non-employee director would receive an additional automatic grant, pursuant to the same formula, on June 1, 2000 and June 1, 2001. Specifically, this proposal would amend section 7(a) (iii) of the Company's 1992 Non-Employee Directors Stock Option Plan (the "Directors' Plan") to read as follows:

                  (iii) As of each June 1 during the years 1994 through 2001 (inclusive), each Eligible Director shall automatically receive an Option to purchase 0.02% of the total number of shares of Common Stock issued and outstanding on that date.

This proposal was approved by the shareholders, and the voting results are summarized at the end of this item.

PROPOSAL TO APPROVE THE COMPANY'S SHARE PURCHASE LOAN PROGRAM.

As of April 1, 2000, the Board of Directors adopted the Share Purchase Loan Plan (the "Plan") subject to shareholder approval. The Plan is intended to attract and retain directors and key officers through the availability of loans from the Company to acquire its common shares. Common shares will be purchased under the Plan in the open market. The maximum aggregate principal amount of new loans may not exceed $2,000,000 in any one fiscal year.

The Plan will be administered by the Compensation Committee or another committee of at least two persons appointed by the Board of Directors (the "Committee"). The Committee has the complete discretion to determine which directors and officers will receive loans, when a loan will be made and, subject to the terms of the Plan, the terms, conditions, nature and amount of a loan. The Committee will have the authority to impose any limitation or condition upon a loan that the Committee deems appropriate to achieve the objectives of the Plan. The Committee may, subject to such conditions as it may determine, extend the time for repayment or otherwise modify the terms of an outstanding loan but any such modification may not adversely affect a participant's rights thereunder without his or her consent.

Loans may be made under the Plan to present and future directors and officers of the Company (or any parent or subsidiary of the Company, whether now existing or hereafter created or acquired). The Plan provides for individual limits on the maximum aggregate principal amount of loans outstanding under the Plan to individual participants. Those limits are as follows: $50,000 for each director, 200% of annual salary for officers determined by the Committee to be "executive officers" for purposes of the Plan (currently three persons), 75% of annual salary for officers determined by the Committee to be "senior officers" for purposes of the Plan (currently six persons), and 25% of annual salary for all other eligible officers (approximately 23 persons).

The Committee will establish as to each loan a minimum principal amount, the interest rate, the terms of repayment and any other terms and conditions consistent with the Plan. Each loan will be a full recourse obligation of the participant and will be secured by those common shares acquired with the loan proceeds (the "Shares"). At the time a loan is made, the Committee may impose restrictions on the participant's ability to sell, encumber or otherwise dispose of the Shares. The interest rate on a loan may not be less than the Applicable Federal Rate in effect at the time the loan is made or, in the case of a variable rate, at the time the interest rate is adjusted. Loans will have an initial term of not more than ten years and unless otherwise determined by the Committee at the time the loan is made, will become due and payable 90 days following termination of the participant's status as a director (in the case of a director-participant) or as an officer (in the case of an officer-participant). A loan may provide for mandatory payments of principal and interest at times and in amounts determined by reference to bonus and incentive payments made by the Company to the participant.

As determined by the Committee, a loan may provide for forgiveness of (i) all or a portion of the interest based upon Company performance and/or (ii) up to 25% of the principal amount thereof based upon Company performance, continued service as director or officer by the participant and/or retention of the Shares by the participant. A loan may also provide for such forgiveness of interest and up to 25% of the principal upon a termination of the participant's status as a director or officer due to death, disability or normal retirement, or upon a termination by the Company without cause (or a resignation by the participant with good reason) following a change of control.

If the Committee determines that a loan will include provision for forgiveness of interest or principal, based upon the Company's achievement of performance goals, such goals will be established by the Committee prior to or during the term of the loan utilizing one or more of the following criteria: "funds from operations," expenses on either an individual property or Company-wide basis, or Company total assets or total shareholders' equity. The performance goals may be based on Company performance over individual fiscal years or over multiple fiscal years (any such period, a "Performance Period") and will generally be established within 90 days after the start of each Performance Period. At the time the performance goals are established, the Committee will determine their relative weight (if more than one criterion is used) and the portion of the interest which has accrued during such period and/or the principal which will be forgiven based on the extent to which the performance goals are achieved. Except as otherwise provided by the Plan or the loan documents, a participant must be a director or officer of the Company at the end of the Performance Period to be eligible for such forgiveness. All determinations regarding the extent to which any performance goals have been achieved will be made by the Committee and certified in writing prior to the forgiveness of any interest or principal based on such performance.

As previously discussed, a loan may provide for forgiveness of interest and/or up to 25% of principal upon termination of a participant's status as a director or officer following a change of control. A "change of control" occurs when (i) there is a change in the composition of a majority of the Board of Directors when compared with those who are currently serving and any new members whose nomination or election is approved by a majority of the current members of the Board of Directors (including members of the Board of Directors previously so approved), (ii) the shareholders approve a reorganization, merger or consolidation which results in the shareholders of the Company immediately prior to such transaction owning less than a majority of the outstanding common stock or voting power of the corporation resulting from such transaction, (iii) the shareholders approve the liquidation or dissolution of the Company or a sale or other disposition of all or substantially all of the Company's assets, or (iv) a person or group of persons acting in concert acquires 20% or more of the outstanding common shares or the combined voting power of Company's outstanding voting securities (but excluding for this purpose an acquisition by the Company, a subsidiary or employee benefit plan of the Company, or any corporation with respect to which, immediately following such acquisition, a majority of the outstanding common shares and a majority of the combined voting power of the outstanding voting securities are owned, directly or indirectly, by the persons who were formerly the shareholders of the Company and such persons hold such common stock and voting power in substantially the same proportion as they previously held the Company's common shares.

If not sooner terminated by the Board of Directors, the Plan will terminate on April 1, 2010, which means that no loans may be made under the Plan after its termination. The Board of Directors may amend the Plan in such respects as it deems advisable, provided that, if and to the extent required by Rule 16b-3 of the Securities Exchange Act of 1934, the shareholders must approve any amendment to the Plan which (i) materially increases the total amount of loans which may be made under the Plan, (ii) materially modifies the requirements as to eligibility to participate in the Plan, or (iii) materially increases the benefits accruing to participants under the Plan.

This proposal was approved by the shareholders, and the voting results are summarized at the end of this item.

PROPOSAL TO AMEND THE COMPANY'S BYLAWS.

The Company's Bylaws (in the current form, as amended through July 15, 1999) were originally adopted at a time when the Company had essentially no assets and was proposing to commence an initial best-efforts offering of its common shares. As originally structured, the Company was "externally-advised," and "externally-managed," rather than self-administered and self-managed. This meant that administration and management were provided to the Company by external advisory and management companies. Further, at Company inception, the Company adopted numerous Bylaw provisions that were required or recommended as a condition to the registered sale in various states of its Common Shares. In addition, it was originally proposed that the Company's common shares not be traded in any active market.

Since inception, the Company has undergone numerous significant changes, rendering various provisions in the Bylaws irrelevant, inappropriate or unnecessary. In 1996, the Company converted from externally-advised and externally-managed status to self-administered and self-managed status. In 1997, the Company completed its first firm-commitment underwritten sale of its common shares and simultaneously such common shares were listed for trading on the New York Stock Exchange. As a result of these various changes, and related developments, the Board of Directors believes it is appropriate to grant the Board of Directors authority to amend the Bylaws so as to reflect the numerous changes in the nature, structure and status of the Company.

Generally, the Bylaws are subject to amendment only with the consent of the shareholders. After the action described below, the shareholders would retain the right to amend the Bylaws, but the Board of Directors would have additional rights to amend the Bylaws. Specifically, this proposal would result in the following:

A.  Add new Sections 11.11(c), (d) and (e) to the Bylaws to read as follows:

            (c) The Board of Directors shall have full power and authority to amend and revise these Bylaws or any portion hereof, which shall expressly include the revision or amendment of existing Bylaw provisions, the elimination of provisions of the Bylaws and the addition of new Bylaw provisions, in each case to the full extent that the Directors deem it necessary, advisable or convenient (i) to reflect or implement the fact that the Company is no longer externally-advised and externally-managed but is self-administered and self-managed, and that provisions pertaining to the "Advisor" and its "Affiliates" and provisions assuming the existence of the Advisor or Affiliates or dependent for their meaning on the existence of an Advisor or Affiliates are obsolete; without limiting the generality of the foregoing, it is acknowledged and agreed that the Board of Directors may amend the Bylaws so as to delete the following: the definitions of "Acquisition Expenses," "Acquisition Fees," "Advisor," "Average Invested Assets," "Competitive Real Estate Commission," "Contract Price," "Net Income," "Offering and Organization Expenses," "Operating Expenses," and "Sponsor," all portions of the first paragraph of Section 5.1 of the Bylaws following the first sentence, Section 5.15(a), Section 5.15(d), Sections 8.1 through 8.7, Section 10.1, and all sections related to or dependent upon any of the foregoing sections, and (ii) to eliminate or revise those portions of the Bylaws which the Directors determine, upon advise of counsel to the Company, were originally included in the Bylaws because of a state securities regulation applicable in connection with the Company's initial registration of its Shares for sale to the public (including any NASAA Guidelines pertaining to Real Estate Investment Trusts), or which otherwise reflected the start-up nature of the Company, the fact that its Shares were initially not proposed to be traded in any active market or the fact, generally, that the Company had minimal assets upon formation and no properties identified for acquisition, including, without limitation the deletion of the following

            Sections: the definition of "Dividend Reinvestment Plan," "Initial Investment" and "Liquidity Matching Program," Section 2.1, the second to the last paragraph within Section 5.2 (dealing with experience of Directors), the third sentence of Section 5.15 (dealing with experience of Directors), Section 7.5(h), Section 7.8, and Section 11.15.

            (d) The Board of Directors is specifically authorize and empowered to delete the definition of "Independent Director" as it exists in the Bylaws amended through July 15, 1999, insofar as it is dependent upon the concept of an external "Advisor," and to replace such definition with one or more successive definitions of "Independent Director" (which shall be deemed to include any similar term) promulgated or suggested for use by the New York Stock Exchange or the rules of such other self-regulatory organization as are applicable to the Company.

            (e) The provisions of this Section 11.11 permitting the Board of Directors to make amendments to the Bylaws shall be interpreted liberally so as to give full effect to their purpose and intent. Such amendments may be effective at any time and from time to time by action of the Board, and any such action taken in actual good faith of the Board of Directors shall be deemed duly taken and adopted and a proper and binding amendment to these Bylaws.

B. Delete the last paragraph in Section 9.1 of the Bylaws, which currently follows the paragraph lettered "(o)", and replace it with the following:

            Notwithstanding anything to the contrary in this Article 9, any of the investments or actions referred to in this Article 9 may be approved, made or taken by the Company acting pursuant to its Board of Directors if such investment or action is found by the Company to be in the best interests of the Company or in furtherance of the plans and objectives of the Company, if, in any event, such action is not expressly prohibited by law and any Shareholder approval required by law is obtained; provided, however, that if any portion of any provision in such Article would require notice to the Shareholders, such notice shall be given, but may be given either in the indicated report to Shareholders or by a press release or similar publication.

This proposal was approved by the shareholders, and the voting results are summarized at the end of this item.

RESULTS OF VOTING.

The total number of votes represented at the Annual Meeting of Shareholders was 36,106,699.



1. Election of Directors:

Stanley J. Olander, Jr.    Votes For:  32,470,316     Votes Withheld:  819,516
                                       ----------                      -------

Martin Zuckerbrod          Votes For:  32,355,581     Votes Withheld:  934,251
                                       ----------                      -------

2. Proposal to amend the Company's 1992 Non-Employee Directors Stock Option Plan

Approval 29,795,137        Disapproval  2,964,684     Abstain  530,010
         ----------                     ---------              -------

3. Proposal to approve the Company's Share Purchase Loan Program

Approval 14,497,429        Disapproval  3,290,316     Abstain  470,296
         ----------                     ---------              -------

4. Proposal to amend the Company's Bylaws

Approval 29,878,129        Disapproval  2,885,847     Abstain  525,856
         ----------                     ---------              -------

          Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits - Exhibit 27 - Financial Data Schedule and Exhibit 99.1 - Share Purchase Loan Program

(b) The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2000, the items reported and the financial statements included in such filings.

      Type and Date
      of Reports                  Items Reported     Financials Statements Filed

      Form 8-K dated               5,7               None
      March 16, 2000 and filed
      May 24, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)

DATE:  8-11-00                        BY: /s/ Stanley J. Olander
     ------------------                   ----------------------
                                      Stanley J. Olander
                                      Vice President and Chief Financial Officer