Form 10-Q
period 2000-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2000-11-14
CIK 854875

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ----------    ----------

                         Commission File Number 1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

              VIRGINIA                              54-1589139
    (State or other jurisdiction                   (IRS Employer
  of incorporation or organization)             Identification No.)


             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                       23219
   (Address of principal executive offices)         (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At November 1, 2000, there were outstanding 34,893,025 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                    Page Number
                                                                                    ------------
PART I.           FINANCIAL INFORMATION
         Item 1.      Financial Statements (Unaudited)

                           Consolidated Balance Sheets - September 30, 2000               3
                           and December 31, 1999

                           Consolidated Statements of Operations -                        4
                           Three months ended September 30, 2000
                           and  September 30, 1999
                           Nine months ended September 30, 2000
                           and September 30, 1999

                           Consolidated Statement of Shareholders' Equity-                5
                           Nine months ended September 30, 2000

                           Consolidated Statements of Cash Flows -                        6
                           Nine months ended September 30, 2000
                           and September 30, 1999

                           Notes to Consolidated Financial Statements                     7

         Item 2.      Management's Discussion and Analysis of Financial                   10
                      Condition and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures about                      15
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

         Item 3.      Defaults Upon Senior Securities (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K
                                                                                          16

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                      September 30,             December 31,
                                                                                           2000                     1999
                                                                                     -----------------        ------------------
ASSETS

Investment in rental property:
Land                                                                                     $127,265,671             $ 136,326,140
Buildings and property improvements                                                       714,101,712               760,712,650
Furniture and fixtures                                                                     21,491,027                22,089,948
                                                                                     -----------------        ------------------
                                                                                          862,858,410               919,128,738
Less accumulated depreciation                                                             (82,367,947)              (77,538,085)
                                                                                     -----------------        ------------------
                                                                                          780,490,463               841,590,653

Cash and cash equivalents                                                                   1,666,061                16,268,336
Prepaid expenses                                                                            1,326,707                 2,803,488
Other assets                                                                               10,555,620                 8,602,399
                                                                                     -----------------        ------------------

                Total Assets                                                             $794,038,851              $869,264,876
                                                                                     =================        ==================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                                  $131,997,000             $ 157,500,000
Notes payable-secured                                                                     104,591,109               105,045,682
Distributions payable                                                                       7,109,749                 6,779,012
Accounts payable                                                                            1,224,424                11,670,338
Accrued expenses                                                                            9,269,030                11,387,531
Rents received in advance                                                                     279,478                   613,214
Tenant security deposits                                                                    1,432,188                 1,903,857
                                                                                     -----------------        ------------------

                Total Liabilities                                                         255,902,978               294,899,634

Shareholders' equity
Preferred stock, no par value,  authorized  25,000,000  shares;  $25 liquidation preference, Series A Cumulative Convertible Redeemable;
   issued and outstanding 12,633,866 shares and12,650,047 shares, respectively            265,002,055               263,656,281
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 35,516,525 shares
   and 38,712,037 shares, respectively                                                    348,970,276               383,969,899
Deferred compensation                                                                         (54,902)                  (72,976)
Distributions greater than net income                                                     (75,781,556)              (73,187,962)
                                                                                     -----------------        ------------------

                Total Shareholders' Equity                                                538,135,873               574,365,242
                                                                                     -----------------        ------------------

                Total Liabilities and Shareholders' Equity                               $794,038,851              $869,264,876
                                                                                     =================        ==================


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                            Three Months Ended              Nine Months Ended
                                                                      September 30,   September 30,   September 30,    September 30,
                                                                          2000           1999             2000             1999
                                                                      ----------------------------    -----------------------------
REVENUE:

           Rental  and other property income                          $ 36,943,357    $ 34,887,760    $ 108,848,601    $ 82,309,910
           Other income                                                         --         212,837               --       3,954,604

EXPENSES:
           Property and maintenance                                      9,199,882       9,640,510       26,578,662      22,495,898
           Taxes and insurance                                           4,204,697       3,415,101       12,021,651       7,291,159
           Property management                                             666,850         627,444        2,120,561       1,722,673
           General and administrative                                      373,233         538,307        1,380,452       2,667,834
           Amortization expense                                                 --              --               --          55,657
           Other depreciation                                                5,741           5,740           17,223          17,228
           Depreciation of rental property                               9,143,730       8,141,281       26,463,500      19,851,494
           Other                                                            10,050         151,763           30,149         752,414
                                                                -------------------------------------------------------------------

                                   Total expenses                       23,604,183      22,520,146       68,612,198      54,854,357
                                                                -------------------------------------------------------------------

Income before interest and dividend income (expense)                    13,339,174      12,580,451       40,236,403      31,410,157

           Interest and dividend income                                     36,787         109,904          432,772         323,203
           Interest expense                                             (4,434,068)     (3,943,225)     (13,161,497)    (10,876,360)
                                                                -------------------------------------------------------------------

Income before gains (losses) on sales of investments and
   minority interest in operating partnership                            8,941,893       8,747,130       27,507,678      20,857,000

   Gains (losses) on sales of investments                                 (248,497)             --       23,157,736              --
                                                                -------------------------------------------------------------------

Income before minority interest in operating partnership                 8,693,396       8,747,130       50,665,414      20,857,000

  Minority Interest of unitholders in operating partnership                     --          15,008               --          73,907
                                                                -------------------------------------------------------------------

Net income                                                            $  8,693,396    $  8,732,122    $  50,665,414    $ 20,783,093

Distributions to preferred shareholders                                 (7,463,762)     (4,923,280)     (22,879,732)     (4,923,280)
                                                                -------------------------------------------------------------------

Net income available to common shareholders                           $  1,229,634    $  3,808,842    $  27,785,682    $ 15,859,813

Net income per share-basic and diluted                                $       0.03    $       0.10    $        0.76    $       0.40
                                                                ===================================================================

Distributions per common share                                        $       0.28    $       0.27    $        0.83    $       0.80
                                                                ===================================================================


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                        Common Stock                 Preferred Stock
                                                                  Number                          Number of
                                                                 of Shares         Amount          Shares          Amount
                                                                 ------------------------------------------------------------

Balance at December 31, 1999                                     38,712,037    $ 383,969,899     12,650,047    $ 263,656,281

Net income                                                               --               --             --               --
Cash distributions declared to shareholders ($.83  per share)            --               --             --               --
Distributions for Series A Convertible Preferred Stock                   --               --             --               --
Imputed distributions on Series A Convertible Preferred Stock            --               --             --        1,750,299
Exercise of stock options                                             2,400           25,625
Purchase of common stock                                         (3,716,280)     (40,175,963)            --               --
Preferred stock converted to common stock                            25,603          404,525        (16,181)        (404,525)
Amortization of deferred compensation                                    --               --             --               --
Shares issued through dividend reinvestment plan                    492,765        4,746,190             --               --
                                                                 ------------------------------------------------------------

Balance at September 30, 2000                                    35,516,525    $ 348,970,276     12,633,866    $ 265,002,055
                                                                 ============================================================



                                                                                Distributions
                                                                                    Greater         Total
                                                                     Deferred         than      Shareholders'
                                                                   Compensation    Net Income       Equity
                                                                  --------------------------------------------
Balance at December 31, 1999                                         ($72,976)   ($73,187,962)   $ 574,365,242

Net income                                                                 --      50,665,415       50,665,415
Cash distributions declared to shareholders ($.83  per share)              --     (30,379,277)     (30,379,277)
Distributions for Series A Convertible Preferred Stock                     --     (21,129,433)     (21,129,433)
Imputed distributions on Series A Convertible Preferred Stock              --      (1,750,299)              --
Exercise of stock options                                                                               25,625
Purchase of common stock                                                   --              --      (40,175,963)
Preferred stock converted to common stock                                  --              --               --
Amortization of deferred compensation                                  18,074              --           18,074
Shares issued through dividend reinvestment plan                           --              --        4,746,190
                                                                  --------------------------------------------

Balance at September 30, 2000                                        ($54,902)   ($75,781,556)   $ 538,135,873
                                                                  ============================================

See accompanying notes to consolidated financial statements.


CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Nine Months Ended
                                                                                                September 30,          September 30,
                                                                                                    2000                    1999
                                                                                                -------------           ------------
Cash flow from operating activities:

   Net income                                                                                    $  50,665,415        $  20,783,093
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale of rental property                                                               (23,157,736)                  --
     Depreciation and amortization                                                                  26,480,723           19,924,379
     Minority interest of unitholders in operating partnership                                              --               73,907
     Amortization of deferred compensation                                                              18,074               29,070
     Amortization of Apple Realty Group contract purchase                                                   --              241,438
     Amortization of deferred financing costs                                                          342,983              172,172
     Amortization of mortgage notes payable premium                                                   (156,690)             (34,820)
     Changes in operating assets and liabilities:
         Operating assets                                                                             (830,905)          (2,323,837)
         Operating liabilities                                                                     (13,369,820)            (889,372)
                                                                                                --------------       ---------------
                              Net cash provided by  operating activities                            39,992,044           37,976,030

Cash flow from investing activities:

   Acquistions of rental property                                                                  (45,073,106)            (868,173)
   Proceeds from the sale of land                                                                           --              764,668
   Net proceeds from the sale of rental property                                                   127,933,674                   --
   Capital improvements                                                                            (25,071,883)         (17,890,876)
                                                                                                --------------       ---------------
                              Net cash provided (used in) investing activities                      57,788,685          (17,994,381)

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                             125,351,000           52,467,001
   Repayments of short-term borrowings                                                            (150,854,000)        (104,360,000)
   Proceeds from secured notes payable                                                                      --           73,500,000
   Repayment of mortgage notes                                                                        (297,883)             (70,610)
   Net proceeds from issuance of common shares                                                       4,771,815            7,098,444
   Purchase of common stock                                                                        (40,175,963)                  --
   Cash distributions to operating partnership unitholders                                             (50,190)            (148,710)
   Cash distributions paid to preferred shareholders                                               (20,748,506)                  --
   Cash distributions paid to commom shareholders                                                  (30,379,277)         (31,498,747)
                                                                                                --------------       ---------------
                              Net cash used in financing activities                               (112,383,004)          (3,012,622)

                              Increase (decrease) in cash and cash equivalents                     (14,602,275)          16,969,027

Cash and cash equivalents, beginning of year                                                        16,268,336            2,590,364
                                                                                                --------------       ---------------
Cash and cash equivalents, end of period                                                         $   1,666,061        $  19,559,391
                                                                                                ==============       ===============
Supplemental information:

   Interest paid                                                                                 $  12,254,315        $  10,034,509
   Non-cash transactions associated with:
                Real estate assets acquired                                                                 --          302,204,687
                Issuance of preferred stock                                                                 --          263,038,214
                Assumption of mortgage notes                                                                --           31,847,092
                Company common stock held by Apple                                                          --            7,769,500
                Operating assets acquired                                                                   --              632,831
                Operating liabilities acquired                                                              --           10,912,991
                Other                                                                                       --            3,940,548
Accretion of preferred dividends                                                                     1,750,299              437,399
Preferred shares converted to common shares                                                            404,525                   --

See accompanying notes to consolidated financial statements.

                           CORNERSTONE REALTY INCOME TRUST, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


(1)  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)   INVESTMENT IN RENTAL PROPERTY

      Disposition of Investments
      On March 10, 2000, the Company closed the sale of 16 properties containing 3,609 apartment for $136.5 million. The proceeds of the sale were used to pay down the Company's existing line of credit and fund $35 million of tax free exchanges.

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

      On September 11, 2000, the Company purchased Prestwick Apartments at Glen Eagles, a 144-unit apartment community, located in Winston-Salem, North Carolina for a purchase price of $9.6 million of which $7 million was financed on the unsecured line of credit.

(3)  NOTES PAYABLE

      Unsecured
      The Company has a $185 million unsecured line of credit with the consortium of six banks for which the maturity date is July 9, 2002. The Company's unsecured line of credit bears interest at one month LIBOR plus 120 basis points. In connection with the sale of the 16 properties in March 2000, the Company repaid $90 million of the Company's unsecured line of credit. The Company had additional borrowings under its unsecured line of credit of $70 million during 2000. At September 30, 2000, the Company had an unused borrowing capacity of $55 million under the unsecured line of credit. The Company is obligated to pay lenders a quarterly commitment fee equal to 0.20% per annum of the unused portion of the line. At September 30, 2000, total unsecured borrowings under this line of credit were $130 million.

      The Company's $7.5 million general corporate purpose line of credit bears interest at LIBOR plus 120 basis points. The maturity date was extended to January 31, 2001. At September 30, 2000, the outstanding borrowings under this line of credit were $2 million.

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

      The Company provided property management services and advisory services to Apple. Property management fees were 5% of monthly gross revenues plus certain expense reimbursements. Advisory fees were .1% to 25% of total capital raised by Apple, depending on the financial performance of Apple. The amount of fees received by the Company under the contracts described above for the nine months ended September 30, 1999 was $1.9 million.

      Prior to the merger, the Company provided real estate acquisition and disposal services for Apple. Under the terms of the contract, the Company received a real estate commission equal to 2% of the purchase price of the properties acquired. The Company amortized the purchase price of the contract through the date of the merger. For the nine months ended September 30, 1999, the Company received $561,484 in real estate commissions under this contract and amortized $241,438 of the purchase price of this contract.

      The Company received distributions on its investment in Apple through the date of the merger. The Company recognized dividend income for the nine months ended September 30, 1999 of $194,580 on its investment in Apple.

      Mr. Knight also serves as Chairman and Chief Executive Officer of Apple Suites, Inc., a hospitality REIT formed during 1999. During 2000, the Company provided services and rented office space to Apple Suites, Inc. and received payment of approximately $246,000.

(5)  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:



                                     Three              Nine                                  Nine
                                     Months            Months         Three Months           Months
                                     Ended             Ended             Ended               Ended
                                    9/30/00           9/30/00           9/30/99             9/30/99
                                    -------           -------           -------             -------
Numerator:

  Net income available to          $1,229,634        $27,785,682       $3,808,842          $15,859,813
  common     shareholders
  Numerator for basic and
  diluted   earnings  per
  share-income  available
  to common  stockholders           1,229,634         27,785,682        3,808,842           15,859,813
  afterassumed conversion
Denominator:
  Denominator  for  basis
  earnings    per   share
  weighted-average shares          35,635,629         36,496,327        39,031,951          39,304,761
Effect of dilutive securities:
  Stock options  Series A
  Convertible   Preferred
  Stock*                               14,993             4,405                 --                  --
-------------------------------------------------------------------------------------------------------
Denominator  for  diluted
earnings pershare-adjusted
weighted-average shares
and assumed conversions            35,650,622        36,500,732        39,031,951           39,304,761
-------------------------------------------------------------------------------------------------------
Basic     and     diluted
earnings per common share         $       .03       $       .76       $       .10         $       0.40
-------------------------------------------------------------------------------------------------------

*Series A Convertible Preferred Stock was not included in dilutive earnings per common share calculation since its effect was anti-dilutive.


(6)   SUBSEQUENT EVENTS

      On October 18, 2000, the Company entered into a forward rate lock agreement with First Union National Bank fixing the interest rate at 7.35% on a $141 million mortgage loan with regard to 15 properties located at various locations in Virginia, North Carolina and Texas. The rate lock period ends on December 15, 2000. The Company deposited $1.41 million as a rate lock deposit with First Union National Bank. The Company made additional deposits with First Union National Bank amounting to $350,000 to cover other fees and expenses anticipated to be incurred in connection with the closing of the mortgage loan.

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


     RESULTS OF OPERATIONS

     INCOME AND OCCUPANCY
     The Company's property operations for the nine months ended September 30, 2000 include the results of operations, for the full three quarters from 71 properties acquired before 2000 and from the 3 properties acquired in 2000 from their respective acquisition dates. The operations of the 16 properties sold on March 10, 2000 are reflected through the sale date. The increased rental income and operating expenses for the three and nine months ended September 30, 2000 over the same period in 1999 is primarily due to the effect of the properties acquired through the Apple merger in July 1999 offset in part by dispositions in 2000.

     Substantially all of the Company's income is from the rental operation of apartment communities. Rental income for the nine months ended September 30, 2000 increased to $108.8 million in 2000 from $82.3 million in 1999. For the third quarter of 2000, the Company's rental income of $36.9 million reflected an increase of $2 million, or 6%, compared to the same period in 1999. Rental income is expected to continue to increase from the impact of planned improvements, which are being made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's properties averaged 93% and 92% for the nine months ended September 30, 2000 and 1999, respectively. For the third quarter of 2000 and 1999, economic occupancy averaged 93%. Overall average rental rates for the portfolio increased 5% from $619 at September 30, 1999, to $650 at September 30, 2000. For the third quarter of 1999 and 2000 average rental rates increased 7% from $624 to $670, respectively. This increase is due to a combination of increased rental rates from new leases, property renovation, lower average rental rates on properties disposed of in year 2000 as well as the acquisition of the properties of Apple which had higher average rental rates than the Company's portfolio.

     COMPARABLE PROPERTY OPERATIONS
     The Company's "same-property" portfolio consists of 65 properties, including 27 Apple properties, acquired prior to 1999, containing 16,207 apartment units owned by the Company or Apple since January 1, 1999. The 16 properties sold in March 2000 have been eliminated. On a comparative basis, the 65 properties acquired prior to 1999 provided rental and operating income of $93.5 million and $58 million, respectively during the nine months ended September 30, 2000 and $87.9 million and $53.8 million for the same period in 1999. This represents an increase in rental and operating income from the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000 of 6% and 8%, respectively. During the third quarter of 2000 and 1999, these same community operations provided rental and operating income of $31.8 million and $18 million and $30.1 million and $16.8 million, respectively. This represents an increase in rental and operating income from the third quarter of 1999 compared to the third quarter of 2000 of 6% and 7%, respectively.

     EXPENSES
     Total expenses for the first nine months increased 25% to $68.6 million in 2000 from $54.9 million in 1999. For the third quarter of 2000, total expenses increased to $23.6 million from $22.5 million for the same period in 1999. The increase is due largely to full three quarters of expenses of the properties acquired through the acquisition of Apple on July 23, 1999 and offset slightly by year 2000 dispositions. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 37% and 38% for the nine months ended September 30, 2000 and 1999, respectively and 38% and 39% for the three months ended September 30, 2000 and 1999, respectively.

     Depreciation expense for the first nine months has increased to $26.5 million in 2000 from $19.9 million in 1999. For the third quarter of 2000 and 1999 depreciation expense was $9 million and $8 million, respectively. The increase is directly attributable to the addition of the properties acquired through the Apple merger.

     General and administrative expenses totaled $1.4 million, or 1.3% of rental income for the nine months ended September 30, 2000 and $2.7 million, or 3.2% for the same period in 1999. For the third quarter of 2000 and 1999, general and administrative expenses totaled 1% and 1.5%, respectively, of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties. The decrease in percentage of rental income is attributable to economies of scale realized from the Apple merger as the Company provided advisory services to Apple prior to the merger.

     INTEREST AND INVESTMENT INCOME AND EXPENSE
     The Company's interest income increased to $432,772 for the nine months ended September 30, 2000 from $323,203 for the nine months ended nine 30, 1999 due to the investment of its cash and cash reserves received from the sale of properties pending tax free exchanges which was completed in May 2000. For the third quarter of 2000, interest income was $36,787 and $109,904 for the same period in 1999. The Company incurred interest expense of $13.2 million and $10.9 million during the first nine months of 2000 and 1999. For the third quarter of 2000, interest expense was $4.4 million and $3.9 million, respectively. The increase is due to debt assumed in the Apple merger coupled with the increase in interest rates on the Company's unsecured line of credit.

     INCOME AND EXPENSE FROM RELATIONSHIP WITH APPLE RESIDENTIAL INCOME TRUST Prior to the merger, the Company or affiliates provided property management, advisory, and real estate brokerage services for Apple. The fees received by the Company from service contracts with Apple terminated upon consummation of the merger.

     Property management fees charged to Apple were 5% of gross revenues. Advisory fees charged to Apple were .1% to .25% of total capital raised by Apple. Real estate commissions were generally 2% of the purchase price of each property Apple acquired. The Company received $1.9 million for the nine months ended September 30, 1999, for advisory and property management services rendered to Apple. For the third quarter of 1999, the Company received $212,838 for the same services. The Company received $561,485 for the quarter ended September 30, 1999 in real estate commissions under separate contract and amortized $241,438 as of September 30, 1999 of the purchase price of this contract. During the third quarter of 1999, the Company received no real estate commissions.

      The Company received distributions on its investment in Apple through the date of the merger. The Company recognized dividend income for the three and nine months ended September 30, 1999 of $24,550 and $194,580, respectively, on its investment in Apple.

     LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity are rental income generated from the properties, proceeds from lines of credit, reinvestment of distributions, and proceeds from secured debt.

     The Company believes rental income generated from the properties and borrowings on its line of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and payment of mortgage debt. At September 30, 2000, the Company had $1.7 million in cash and cash equivalents and $55 million available under this unsecured line of credit.

     During the third quarter of 2000, the Company completed the previously authorized $50 million share repurchase program and the Board of Directors authorized the repurchase of an additional $50 million of the Company's common shares. For the nine months ended September 30, 2000, the Company repurchased 3.7 million common shares at an average price of $10.81 per share for $40.2 million.

     CAPITAL  REQUIREMENTS
     The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 2000. However, no material commitments existed on November 1, 2000 for the purchase of additional properties. The expected source to fund the improvements and acquisitions is from a variety of sources including equity, excess flow from operations over distributions, and debt, provided by its line of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The Company capitalized $25 million of improvements to its various properties during the first nine months of 2000. It is anticipated that some $20 million in additional capital improvements will be completed during the next twelve months on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 16% of the Company's 2000 common stock dividend distributions, or $4.7 million, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 2000.

    DISPOSITION  OF  INVESTMENTS  As part of its  strategic  repositioning,  the
    Company  has  undertaken   proactive  portfolio  review  analysis  with  the
    objective of identifying properties that no longer meet the Company's long-term investment objectives due to location, age and other factors. The disposition program allows the Company to reduce the age of its existing portfolio and increase shareholder value by capturing the hidden equity in the Company's mature assets and will allow the Company to reinvest the net proceeds in assets with higher growth potential. On March 10, 2000, the Company closed the sale of 16 properties containing 3,609 apartment units for $136.5 million. The proceeds from the sale paid down $90 million of the Company's existing line of credit and repurchased common stock. The remaining amount of the proceeds from the sale was used to complete tax free exchanges.

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

    On September 11, 2000, the Company purchased Prestwick Apartments at Glen Eagles, a 144-unit apartment community, located in Winston-Salem, North Carolina for a purchase price of $9.6 million of which $7 million was financed by the unsecured line of credit.

    NOTES PAYABLE
    The Company has a $185 million unsecured line of credit with the consortium of six banks for which the maturity date is July 9, 2002. The line of credit bears interest at one month LIBOR plus 120 basis points. At September 30, 2000, borrowings under the unsecured line of credit were $130 million. At September 30, 2000, the Company had an unused borrowing capacity of $55 million under the unsecured line of credit.

    The Company has available a $7.5 million unsecured line of credit for general corporate purposes. This line of credit bears interest at LIBOR plus 120 basis points and the maturity date was extended to January 31, 2001. At September 30, 2000, the outstanding borrowings under this line of credit were $2 million.

    On October 18, 2000, the Company entered into a forward rate lock agreement with First Union National Bank fixing the interest rate at 7.35% on a $141 million mortgage loan with regard to 15 properties located at various locations in Virginia, North Carolina and Texas. The rate lock period ends on December 15, 2000. The Company deposited $1.41 million as a rate lock deposit with First Union National Bank. The Company made additional deposits with First Union National Bank amounting to $350,000 to cover other fees and expenses anticipated to be incurred in connection with the closing of the mortgage loan.

    ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 1999. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)



DATE:    11-14-00                     BY:   /s/ Stanley J. Olander
     --------------------------             -----------------------------------
                                      Stanley J. Olander
                                      Vice President and Chief Financial Officer