Form 10-K
period 2000-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2001-04-02
CIK 854875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                      Commission File Number
         December 31, 2000                                 1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                         54-1589139
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

        306 EAST MAIN STREET, RICHMOND, VA                        23219
     (Address of principal executive offices)                  (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of Each Class              Name of Each Exchange on Which Registered
- ----------------------------           -----------------------------------------
 Common Shares, no par value                   New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing sales price of March 9, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $377,833,313.*

On March 9, 2001, there were outstanding approximately 34,348,483 common shares.
- --------------------
* In determining this figure, the Company has assumed that all of its officers and directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2000 (the "2000 Annual Report") referred to in
Part II.

The registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART I

INTRODUCTION

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust ("REIT") involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the "Company") is a Virginia corporation and was incorporated in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental property commenced on June 1, 1993. The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States. As of December 31, 2000, the Company owned 72 apartment communities, which comprised a total of 18,076 apartment units. The Company's apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The Company's properties are described in Item 2 of this report, which is hereby incorporated herein by reference.

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

The Company's objective is to increase distributable cash flow and common share value by:

o Increasing rental rates, maintaining high economic occupancy rates, and controlling costs at the properties
o Acquiring additional properties at attractive prices that provide the opportunity to improve operating performance through the application of the Company's management, marketing, and renovation programs.

The Company has seven regional property management offices, which are located in the following cities: Atlanta, Georgia; Raleigh and Charlotte, North Carolina; Charleston, South Carolina; Dallas and Fort Worth, Texas; and Virginia Beach, Virginia. As of December 31, 2000, the Company had approximately 540 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems.

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

Management believes that tenant retention is critical to generating net operating income growth. Tenant retention maintains or increases economic occupancy and minimizes the costs associated with preparing apartments for new occupants. The Company employs one person at each property who has a primary focus on tenant retention. The tenant retention specialist's objective is to make tenants feel at home in the community through personal attention, which includes organizing social functions and activities as well as responding promptly to any tenant problems that may arise in conjunction with the apartment or community. The Company's philosophy is to market its properties continually to existing tenants in order to achieve a low turnover rate. The Company believes that the turnover rate of its properties is in line with the average turnover rate for comparable apartment communities.

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

Growth through Acquisitions, Renovations and Expansion

The Company seeks to generate growth in net operating income through acquisitions by: (a) acquiring under-performing assets at less than replacement cost; (b) correcting operational problems; (c) making selected renovations; (d) increasing economic occupancy; (e) raising rental rates; (f) implementing cost controls; and (g) providing enhanced property and centralized management. In markets that it targets for acquisition opportunities, the Company attempts to gain a significant local presence in order to achieve operating efficiencies. In analyzing acquisition opportunities, the Company considers acquisitions of property portfolios as well as individual properties.

The Company analyzes specific criteria in connection with a proposed acquisition. These criteria include: (a) the market in which a property is located and whether it has a diversified economy, stable employment base and increasing average household income; (b) the property's current and projected cash flow and the ability to increase net operating income; (c) the condition and design of the property and whether the property can benefit from renovations; (d) historical and projected occupancy rates; (e) geographic location in light of the Company's diversification objectives; and (f) the purchase price of the property as it relates to the cost of new construction.

If sufficient tenant demand exists and suitable land is available, the Company may construct additional apartment homes on land adjacent to certain properties. The Company believes that its successful experience with large-scale property renovation will also permit strategic and cost-effective property expansion. It is the Company's policy either to construct additional apartment homes itself or acquire additional apartment homes on a turn-key basis from a third party contractor.

As of December 31, 2000, construction at the Company's expansion projects for two existing properties, Glen Eagles and The Meadows, were completed. During 2000, the Company began expansion of two apartment communities, Cape Landing and Clarion Crossing. The Company capitalizes cost incurred during the development of the assets (including interest, property taxes, and other direct and indirect costs) when the development commences and ends when the asset is ready for leasing.

The Company classifies land relating to construction in progress as land on its balance sheet. Capitalized interest and real estate taxes aggregated approximately $138,413 during 2000. Land associated with construction in progress was $1,051,409 as of December 31, 2000.

On March 10, 2000, the Company closed the sale of 16 properties containing 3,609 apartment units for $136.5 million. The sale resulted in a gain of $22.9 million for financial reporting purposes. A portion of the proceeds of the sale were used to pay down the Company's variable-rate credit facility and the remaining funded $35 million of tax free exchanges.

During 2000, the Company purchased three apartment communities, containing 720 apartment homes for a total of $45.2 million in purchase prices and 720 apartment units. Two of the acquisitions were financed using proceeds from the tax free exchange described above.

Acquisition of Apple Residential Income Trust, Inc.

On July 23, 1999, the Company acquired Apple Residential Income Trust, Inc. ("Apple"). As a result, the Company acquired 29 apartment communities containing 7,503 apartment homes. The acquisition qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The acquisition was structured as a merger of Apple into a majority-owned subsidiary of the Company. The aggregate purchase price was approximately $311 million. Under the terms of the merger agreement, each Apple shareholder received 0.4 of the Company's Series A Convertible Preferred Shares for each common share of Apple. A total of 12,666,019 of the Company's Series A Convertible Preferred Shares were issued as a result of the merger. The Series A Convertible Preferred Shares have a first year dividend rate of $2.125, which increased to $2.25 in the second year and will become $2.375 in the third year and thereafter. Each Series A Convertible Preferred Share reflects a conversion price of $15.80 per common share of the Company. After five years, the Series A Convertible Preferred Shares will be redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. In addition, the Company assumed approximately $32 million of Apple's debt with an effective interest rate of approximately 6.475%. No goodwill was recorded as a result of this transaction.

Financing Policy

The Company's objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares, the Company may obtain capital from lines of credit or other secured or unsecured borrowings.

On December 13, 2000, the Company obtained $141 million of secured debt from loans made by a commercial bank. The loans provide for a fixed annual interest rate of 7.35% and are secured by 15 properties. Interest only is due monthly, with a maturity date of December 2010. The proceeds were used to repay the outstanding balance of the Company's variable-rate credit facility.

On September 29, 1999, the Company obtained $73.5 million of secured debt. The loan provides for a fixed annual interest rate of 7.29% and is secured by 10 properties. Interest only is due monthly, with a maturity date of September 2006. The proceeds were used to pay down short-term debt and to curtail the Company's existing line of credit as described below.

In connection with the Apple merger, the Company assumed six mortgage notes with a principal amount of $30.8 million, which were recorded at a fair value of $32 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. Prepayment penalties apply for early retirements. Scheduled maturities are at various dates through December 2005. At December 31, 2000, the balance of the mortgage notes payable was $30 million. The mortgage notes payable are due in monthly installments, including principal and interest.

During December 2000, the Company obtained a two-year $50 million unsecured line of credit from a commercial bank, with a maturity date of December 2002. The line of credit currently bears interest at LIBOR plus 90 basis points. In addition, the Company is obligated to pay a quarterly commitment fee equal to 0.20% per annum of the unused portion of the line of credit. At December 31, 2000, borrowings under this line of credit were $13 million.

The Company's prior $175 million unsecured line of credit ("Unsecured Line") was fully paid in December 2000 with proceeds from the $141 million of secured debt obtained in that month and a portion of the $50 million line of credit described above.

The Company's $7.5 million unsecured line of credit for general corporate purposes ("General Purpose Line") bears interest at LIBOR plus 120 basis points. The maturity date was extended to February 1, 2002. There were no amounts outstanding at December 31, 2000, and $7.5 million was outstanding at December 31, 1999 under this line of credit.

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

Recent Developments

On March 16, 2001, the Company obtained $75.5 million of secured debt from loans made by a commercial bank. The loans provide for a fixed annual interest rate of 6.99% and are secured by seven properties. Interest only is due monthly during the first year, and amortized monthly payments of principal and interest are due thereafter, with a maturity date of April 2011. The proceeds from this financing are expected to be used, in whole or in part, to make cash payments in connection with the Company's recent tender offer, as described below.

On March 13, 2001, the Company commenced a tender offer for all of its outstanding Series A Convertible Preferred Shares. The Company is offering each holder of such shares the option of receiving, for each preferred share tendered, either two common shares or one common share and $12.25 in cash. The tender offer currently is scheduled to expire on April 12, 2001. The number of shares that will be tendered and the elections of the holders cannot be determined before expiration. If all eligible shares are tendered, however, the Company may be required to issue a maximum of 25,224,314 common shares (if all holders elect the first option) or to make a maximum cash payment of $154,498,923 (if all holders elect the second option). The Company made this tender offer to increase its common shareholder equity base, while improving its fixed charge coverage ratio and debt plus preferred to total market capitalization ratio. Additionally, the Company believes the exchange offer will provide it with greater financial flexibility in future financings and enhance opportunities for future growth.

The REIT Modernization Act, which became effective January 1, 2001, permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the distribution requirement for a REIT from 95% to 90% of its taxable income. Although the Company is still assessing the Act and its potential consequences, the Company does not anticipate that the Act will have a material affect on the Company's operations or on its distributions to shareholders.

ITEM 2.  PROPERTIES

As of December 31, 2000, the Company owned 72 apartment communities, which comprised a total of 18,076 apartment units. Those apartment communities were located in Georgia (5 communities), North Carolina (23 communities), South Carolina (5 communities), Texas (29 communities), and Virginia (10 communities).

The following table sets forth specific information regarding the Company's properties:

                                                                                                                Initial
                                                           Year            Date of                            Acquisition
             Property               Location            Completed        Acquisition        Encumbrances         Cost
             --------               --------            ---------        -----------        ------------         ----

GEORGIA

 Ashley Run.......................  Atlanta                1987          April 1997                   (10)      $18,000,000
 Stone Brook......................  Atlanta                1986         October 1997                  (10)        7,850,000
 Carlyle Club.....................  Atlanta                1974          April 1997                     --       11,580,000
 Dunwoody Springs.................  Atlanta                1981           July 1997                     --       15,200,000
 Savannah West(11)................  Augusta                1968           July 1996                     --          500,000
 Spring Lake......................  Morrow                 1986          August 1998                  (10)        9,000,000

NORTH CAROLINA

 The Meadows......................  Asheville              (6)               (6)                        --       14,986,000
 Beacon Hill......................  Charlotte              1985           May 1996                      --       13,579,203
 Bridgetown Bay...................  Charlotte              1986          April 1996                     --        5,025,000
 Charleston Place.................  Charlotte              1986           May 1997                    (10)        9,475,000
 Greystone Crossing...............  Charlotte            1998/2000        May 2000                      --       26,800,000
 Heatherwood .....................  Charlotte              (3)               (3)               $16,250,000       17,630,457
 Meadow Creek.....................  Charlotte              1984           May 1996                      --       11,100,000
 Paces Glen.......................  Charlotte              1986           July 1996                     --        7,425,000
 Summerwalk.......................  Concord                1983           May 1996               6,000,000        5,660,000
 Deerfield........................  Durham                 1985         November 1996                   --       10,675,000
 The Landing......................  Durham                 1984           May 1996                      --        8,345,000
 Parkside at Woodlake.............  Durham                 1996        September 1996                   --       14,663,886
 Signature Place..................  Greenville             1981          August 1996                    --        5,462,948
 Highland Hills...................  Raleigh                1987        September 1996                   --       12,100,000
 Clarion Crossing.................  Raleigh                1972        September 1997                   --       10,600,000
 Remington Place..................  Raleigh                1985         October 1997                  (10)        7,900,000
 St. Regis........................  Raleigh                1986         October 1997                  (10)        9,800,000
 The Trestles.....................  Raleigh                1987         December 1994                   --       10,350,000
 The Timbers......................  Raleigh                1983           June 1998                     --        8,100,000
 Glen Eagles......................  Winston Salem          (7)               (7)                        --       16,887,653
 Mill Creek.......................  Winston Salem          1984        September 1995                   --        8,550,000
 Stone Point......................  Charlotte              1986         January 1998                  (10)        9,700,000
 Pinnacle Ridge...................  Asheville              1951          April 1998                     --        5,731,150

SOUTH CAROLINA

 Westchase........................  Charleston             1985         January 1997                  (10)       11,000,000
 Hampton Pointe...................  Charleston             1986          March 1998                   (10)       12,225,000
 The Arbors at Windsor Lake.......  Columbia               1991         January 1997                  (10)       10,875,000
 Stone Ridge......................  Columbia               1975         December 1993                   --        3,325,000
 Cape Landing.....................  Myrtle Beach           1998         October 1998                    --       17,100,000

VIRGINIA

 Trophy Chase.....................  Charlottesville        (5)               (5)                15,000,000       12,628,991
 Greenbrier.......................  Fredericksburg       1970/1990      October 1996                    --       11,099,525
 Tradewinds.......................  Hampton                1988         November 1995                   --       10,200,000
 Ashley Park......................  Richmond               1988          March 1996              9,500,000       12,205,000
 Hampton Glen.....................  Richmond               1986          August 1996                    --       11,599,931

                                                                                                                Initial
                                                           Year            Date of                            Acquisition
             Property               Location            Completed        Acquisition        Encumbrances         Cost
             --------               --------            ---------        -----------        ------------         ----
 Trolley Square...................  Richmond               (4)               (4)              $  9,500,000      $10,242,575
 Arbor Trace......................  Virginia Beach         1985          March 1996              5,000,000        5,000,000
 Harbour Club.....................  Virginia Beach         1988           May 1994                      --        5,250,000
 Mayflower Seaside................  Virginia Beach         1950         October 1993            10,500,000        7,634,144
 The Gables.......................  Richmond               1987           July 1998              8,000,000       11,500,000

TEXAS

 Brookfield.......................  Dallas                 1984           July 1999                     --        8,014,533
 Toscana..........................  Dallas                 1986           July 1999              5,250,000        7,334,023
 Paces Cove.......................  Dallas                 1982           July 1999                     --       11,712,879
 Timberglen.......................  Dallas                 1984           July 1999              9,500,000       13,220,605
 Summertree.......................  Dallas                 1980           July 1999                     --        7,724,156
 Devonshire.......................  Dallas                 1978           July 1999              3,875,240        7,564,892
 The Courts on Pear Ridge.........  Dallas                 1988           July 1999                     --       11,843,691
 Eagle Crest......................  Irving               1983/1985        July 1999             15,000,000       21,566,317
 Remington Hills..................  Irving               1984/1985        July 1999             14,250,000       20,921,219
 Estrada Oaks.....................  Irving                 1983           July 1999                     --       10,786,882
 Aspen Hills......................  Arlington              1979           July 1999                     --        7,223,722
 Mill Crossing....................  Arlington              1979           July 1999                     --        5,269,792
 Polo Run.........................  Arlington              1984           July 1999                     --        7,556,647
 Cottonwood.......................  Arlington              1985           July 1999                     --        6,271,756
 Burney Oaks......................  Arlington              1985           July 1999                     --        9,965,236
 Copper Crossing..................  Fort Worth             1981           July 1999                     --       11,776,983
 The Arbors on Forest Ridge.......  Bedford                1986           July 1999              6,250,000        9,573,954
 Park Village.....................  Bedford                1983           July 1999                     --        8,224,541
 Wildwood.........................  Euless                 1984           July 1999                     --        4,471,294
 Main Park........................  Duncanville            1984           July 1999                     --        9,082,967
 Pace's Point.....................  Lewisville             1985           July 1999              7,869,975       12,980,245
 Silver Brook I...................  Grand Prairie          1982           July 1999                     --       15,709,893
 Silver Brook II..................  Grand Prairie          1984           July 1999              2,946,392        5,808,250
 Grayson Square II................  Grapevine              1986           July 1999              6,505,238       12,210,121
 Grayson Square I.................  Grapevine              1985           July 1999              6,779,506        9,948,959
 Meridian.........................  Austin                 1988           July 1999              2,947,141        7,539,224
 Canyon Hills.....................  Austin                 1996           July 1999                     --       12,512,502
 Cutter's Point...................  Richardson             1978           July 1999              6,250,000        9,859,840
 Sierra Ridge.....................  San Antonio            1981           July 1999              4,750,000        6,624,666

                                                                                              $245,423,492     $757,861,252

(Table continued, next page)

                                                                                                                       Year-to-Date
                                                                       Total                   December Average          Economic
                                            Total                 Investment     Average     Rent per Month (8)        Occupancy (9)
                                    Investment at       Number   per Unit at  Unit Size      ------------------        ------------
           Property                  12-31-00 (1)     of Units      12-31-00   (sq. ft.)    1999 (2)       2000    1999 (2)     2000
           --------                  ------------     --------      --------   ---------    --------       ----    --------     ----
GEORGIA
 Ashley Run.....................      $20,672,661          348       $59,404        1150        $781       $822         92%      93%
 Stone Brook....................        9,201,198          188        48,943         937         703        733         92%      93%
 Carlyle Club...................       13,817,716          243        56,863        1089         768        802         93%      93%
 Dunwoody Springs...............       20,111,641          350        57,462         948         724        760         95%      95%
 Savannah West(11)..............          500,000           --            --          --          --         --          --       --
 Spring Lake....................       10,252,659          188        54,535        1009         693        728         92%      92%

NORTH CAROLINA

 The Meadows....................       16,521,124          344        48,027        1033         649        673         95%      94%
 Beacon Hill....................       16,286,329          349        46,666         734         612        632         92%      92%
 Bridgetown Bay.................        6,159,614          120        51,330         867         677        668         96%      92%
 Charleston Place...............       10,627,447          214        49,661         806         632        638         92%      92%
 Greystone Crossing.............       27,173,652          408        66,602         927          --        695          --      88%
 Heatherwood ...................       26,626,619          476        55,938        1186         649        657         93%      93%
 Meadow Creek...................       13,074,530          250        52,298         860         636        652         90%      90%
 Paces Glen.....................        8,608,290          172        50,048         907         658        632         93%      90%
 Summerwalk.....................        7,984,328          160        49,902         963         656        668         95%      94%
 Deerfield......................       11,771,765          204        57,705         888         756        793         94%      94%
 The Landing....................       10,386,106          200        51,931         960         667        697         95%      95%
 Parkside at Woodlake...........       15,588,651          266        58,604         865         712        732         91%      93%
 Signature Place................        7,628,615          171        44,612        1037         568        595         93%      95%
 Highland Hills.................       14,948,449          264        56,623        1000         765        842         92%      95%
 Clarion Crossing...............       11,875,675          228        52,086         769         659        675         91%      93%
 Remington Place................        8,772,795          136        64,506        1098         781        795         92%      93%
 St. Regis......................       10,971,152          180        60,951         840         701        733         92%      95%
 The Trestles...................       11,881,192          280        42,433         776         605        621         94%      92%
 The Timbers ...................        9,145,929          176        51,966         745         638        651         93%      91%
 Glen Eagles....................       18,206,414          310        58,730         978         670        701         88%      86%
 Mill Creek.....................        9,952,946          220        45,241         897         579        597         90%      88%
 Stone Point....................       10,416,672          192        54,254         848         660        687         94%      93%
 Pinnacle Ridge.................        7,132,540          168        42,456         885         563        588         95%      94%

SOUTH CAROLINA

 Westchase......................       13,600,222          352        38,637         706         589        594         96%      93%
 Hampton Pointe.................       15,100,272          304        49,672        1035         681        701         98%      93%
 The Arbors at Windsor Lake.....       11,937,879          228        52,359         966         661        653         91%      94%
 Stone Ridge....................        6,183,532          191        32,375        1047         576        581         91%      91%
 Cape Landing...................       20,687,014          288        71,830         933         662        658         93%      93%

                                                                                                                       Year-to-Date
                                                                       Total                   December Average          Economic
                                            Total                 Investment     Average     Rent per Month (8)        Occupancy(9)
                                    Investment at       Number   per Unit at  Unit Size      ------------------        ------------
           Property                  12-31-00 (1)     of Units      12-31-00   (sq. ft.)    1999 (2)       2000    1999 (2)    2000
           --------                  ------------     --------      --------   ---------    --------       ----    --------     ---
VIRGINIA
- --------
 Trophy Chase...................       18,184,574          425        42,787        1736         625        673         91%      93%
 Greenbrier.....................       12,681,388          258        49,153         851         681        719         95%      97%
 Tradewinds.....................       12,121,141          284        42,680         930         653        687         94%      93%
 Ashley Park....................       13,398,187          272        49,258         765         629        657         94%      95%
 Hampton Glen...................       13,417,459          232        57,834         788         717        751         94%      93%
 Trolley Square.................       13,988,268          325        43,041         589         612        650         92%      98%
 Arbor Trace....................        6,217,144          148        42,008         850         652        686         93%      91%
 Harbour Club...................        6,976,590          214        32,601         813         654        686         93%      91%
 Mayflower Seaside..............       11,632,648          263        44,231         698         753        758         92%      96%
 The Gables.....................       12,985,669          224        57,972         700         654        702         92%      92%

TEXAS
- -----

 Brookfield.....................        8,369,301          232        36,075         714         547        581         94%      95%
 Toscana........................        7,460,789          192        38,858         601         546        571         97%      95%
 Paces Cove.....................       12,200,125          328        37,196         670         563        595         92%      93%
 Timberglen.....................       13,809,712          304        45,427         728         601        639         93%      92%
 Summertree.....................        8,470,264          232        36,510         575         512        552         92%      97%
 Devonshire.....................        8,196,202          144        56,918         876         665        727         96%      91%
 The Courts on Pear Ridge.......       12,069,632          242        49,875         774         678        710         94%      96%
 Eagle Crest....................       22,141,542          484        45,747         887         647        682         89%      92%
 Remington Hills................       24,315,328          362        67,169         957         791        843         90%      93%
 Estrada Oaks...................       11,259,117          248        45,400         771         617        643         94%      92%
 Aspen Hills....................        7,650,743          240        31,878         671         527        550         92%      91%
 Mill Crossing..................        5,529,784          184        30,053         691         525        548         93%      92%
 Polo Run.......................        8,871,256          224        39,604         854         609        641         92%      97%
 Cottonwood.....................        7,056,343          200        35,282         751         540        578         95%      95%
 Burney Oaks....................       10,675,508          240        44,481         794         635        678         96%      94%
 Copper Crossing................       12,521,154          400        31,303         739         494        520         91%      88%
 The Arbors on Forest Ridge.....        9,818,809          210        46,756         804         643        664         92%      91%
 Park Village...................        8,763,423          238        36,821         647         539        569         93%      95%
 Wildwood.......................        4,690,071          120        39,084         755         651        662         92%      89%
 Main Park......................        9,327,451          192        48,580         939         732        779         97%      98%
 Pace's Point...................       13,358,804          300        44,529         762         624        669         97%      94%
 Silver Brook I.................       17,280,402          472        36,611         842         558        598         94%      95%
 Silver Brook II................        6,249,098          170        36,759         741         512        557         94%      93%
 Grayson Square II..............       12,985,007          250        51,940         850         690        740         94%      94%
 Grayson Square I...............       10,996,940          200        54,985         840         683        728         93%      95%
 Meridian.......................        8,415,493          200        42,077         741         612        664         97%      97%
 Canyon Hills...................       12,765,862          229        55,746         799         730        784         98%      98%
 Cutter's Point.................       10,821,309          196        55,211        1010         719        785         95%      96%
 Sierra Ridge...................        7,856,610          230        34,159         751         502        524         92%      92%

                                     $869,334,775       18,076       $48,093         863        $628       $673         92%      93%

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

(6) The Meadows is comprised of The Meadows (completed in 1974) and the Enclave (completed in 2000) acquired in January 1996 and March 2000, respectively, at a cost of $6,200,000 and $8,786,000.

(7) Glen Eagles is comprised of Glen Eagles (completed in 1990) and Prestwick (completed in 2000) acquired in October 1995 and September 2000, respectively, at a cost of $7,300,000 and $9,587,653.

(8) Average rent per month reflects December's monthly gross potential less concessions divided by the property's number of units

(9) Economic Occupancy percentage reflects Adjusted Schedule Rent divided by Adjusted Gross Potential where Adjusted Gross Potential consists of Gross Potential net of concessions, model unit costs, and employee unit costs, and Adjusted Schedule Rent consists of Adjusted Gross Potential net of vacancies and bad debt expense.

(10) $73.5 million of secured debt which is secured by 10 properties which are individually noted.

(11) Sold during 2000 (entries in table apply only to undeveloped land retained by the Company).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are traded on the New York Stock Exchange ("NYSE"). The common shares were listed on the NYSE under the symbol "TCR" on April 18, 1997. Before that date, there was no active trading market for the common shares. The following table sets forth the high and low sale prices on the NYSE for the common shares (as reported by the NYSE) and the cash distributions declared and paid for each quarterly period indicated. On March 9, 2001, the last reported sale price on the NYSE was $11.00 per common share.

                                                                            Cash Distribution
1999                                       High              Low             Per Common Share
- ----                                       ----              ---             ----------------
First Quarter.......................  $   11.125       $   9.00                    $0.26
Second Quarter......................      10.9375          9.625                    0.27
Third Quarter.......................      10.625           9.00                     0.27
Fourth Quarter......................      10.6875          9.0625                   0.27

2000
- ----

First Quarter.......................  $   11.625       $   9.0625                  $0.27
Second Quarter......................      10.875           9.50                     0.28
Third Quarter.......................      10.9375          9.9375                   0.28
Fourth Quarter......................      11.125           10.3125                  0.28

Distributions of $40,251,087 and $42,050,415 were made to the shareholders during 2000 and 1999, respectively.

The timing and amounts of distributions to shareholders are within the discretion of the Company's board of directors. Future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The Company's distributions to its shareholders also may be limited by the agreements pertaining to the Company's unsecured lines of credit.

For federal income tax purposes, distributions paid to common shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the Company's current and accumulated earnings and profits. Distributions which exceed the Company's current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder's basis in his common shares and reduce the shareholder's basis in the common shares. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder's common shares. The Company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 2000, approximately 41% of distributions represented a return of capital, 42% ordinary income and 17% represented long-term capital gain.

The Company has a Dividend Reinvestment and Share Purchase Plan under which any record holder of common shares may reinvest cash dividends and may invest additional cash payments of up to $15,000 per quarter in common shares.

On July 23, 1999, in connection with the Apple merger, the Company issued 12,666,019 Series A Convertible Preferred Shares, each of which is convertible into 1.5823 of the Company's common shares, reflecting a conversion price of $15.80 per common share of the Company. The Series A Convertible Preferred Shares are non-voting and have a liquidation preference of $25 per share. After five years, the Series A Convertible Preferred Shares are redeemable at $25 per share plus any accrued dividends, at the option of the Company, in whole or in part, for cash or stock, subject to certain conditions. The Company is imputing dividends calculated as the present value difference between the perpetual preferred stock distribution and the stated distribution rate. The imputed dividend is reflected as additional preferred stock distributions. The Company declared distributions of $2.1842 per share on the Series A Convertible Preferred Stock. The Series A Convertible Preferred Shares are not listed on any exchange.

On March 9, 2001, the Company's common shares were held by 859 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

For the information called for by this item, see the information in Exhibit 13, 2000 Annual Report, under the caption "Selected Financial Data" on page 14 thereof, which information is hereby incorporated by reference herein.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.

ITEM 7 / 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS / MARKET RISK DISCLOSURE

For the information called for by this item, see the information in Exhibit 13, 2000 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 23 thereof, which information is hereby incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the report

         1.  Financial Statements
             --------------------

         The following consolidated financial statements of the registrant are hereby included in Item 8 and incorporated herein by reference from Exhibit 13 (2000 Annual Report).

         Independent Auditors' Report
                  Ernst & Young LLP

         Consolidated Balance Sheets
                  As of December 31, 2000 and 1999

         Consolidated Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements


         2.  Financial Statement Schedule
             ----------------------------

         Schedule III - Real Estate and Accumulated Depreciation
         (Included at the end of this Part IV)

         All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

         3.  Exhibits
             --------

         Incorporated herein by reference are the exhibits listed under "Exhibit Index" on pages 29 through 40 of this report.

(b)      Reports on Form 8-K

         During the last quarter of 2000, the Company filed the following Current Reports on Form 8-K:

         On December 27, 2000, the registrant filed a Report on Form 8-K dated December 12, 2000. The items reported were items 2 and 7.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (AS OF DECEMBER 31, 2000)

                                                                          Subsequently
                                                   Initial Cost            Capitalized         Gross Amt. Carried
                                  Encumb-     --------------------------    -----------    ------------------------
Description                       rances      Land        Bldg. & Imp.        Imp.         Land        Bldg. & Imp.      Total
1) Mayflower Seaside            $10,500,000    $2,258,169    $5,375,975    $3,998,504    $2,343,577    $9,289,071      $11,632,648
* Virginia Beach, VA
* Multi-family housing
* Retail shops

2) Stone  Ridge                          --       374,271     2,950,729     2,858,532       374,292     5,809,240        6,183,532
* Columbia, SC
* Multi-family housing

3) Harbour Club                          --     1,019,895     4,230,105     1,726,590     1,020,275     5,956,315        6,976,590
* Virginia Beach, VA
* Multi-family housing

4) The Trestles                          --     2,650,884     7,699,116     1,531,192     2,686,006     9,195,186       11,881,192
* Raleigh, NC
* Multi-family housing

5) Mill Creek                            --     1,368,000     7,182,000     1,402,946     1,417,614     8,535,332        9,952,946
* Winston-Salem, NC
* Multi-family housing

6) Glen Eagles                           --     1,095,000     6,205,000     1,318,761     3,381,633    14,824,781       18,206,414
Prestwick                                       2,492,790     7,094,863
* Winston-Salem, NC
* Multi-family housing

7) Tradewinds                            --     1,428,000     8,772,000     1,921,141     1,436,890    10,684,251       12,121,141
* Hampton, VA
* Multi-family housing

8) The Meadows                           --       186,000     6,014,000     1,535,124       512,529    16,008,595       16,521,124
Enclave                                           351,440     8,434,560
* Asheville, NC
* Multi-family housing

9) Ashley Park                    9,500,000     1,586,650    10,618,350     1,193,187     1,589,251    11,808,936       13,398,187
* Richmond, vA
* Multi-family housing

10) Arbor Trace                   5,000,000     1,100,000     3,900,000     1,217,144     1,130,750     5,086,394        6,217,144
* Virginia Beach, VA
* Multi-family housing

11) Bridgetown Bay                       --       603,000     4,422,000     1,134,614       624,233     5,535,381        6,159,614
* Charlotte, NC
* Multi-family housing

                                                                          Subsequently
                                                   Initial Cost            Capitalized         Gross Amt. Carried
                                  Encumb-     --------------------------    -----------    ------------------------
Description                       rances      Land        Bldg. & Imp.        Imp.         Land        Bldg. & Imp.      Total
12) Trophy Chase                 15,000,000     2,455,980    10,173,011     5,555,583     2,483,638    15,700,936       18,184,574
* Charlottesville, VA
* Multi-family housing

13) Beacon Hill                          --     3,121,587    10,457,616     2,707,126     3,076,213    13,210,116       16,286,329
* Charlotte, NC
* Multi-family housing

14) Summerwalk                    6,000,000     1,528,200     4,131,800     2,324,328     1,565,050     6,419,278        7,984,328
* Concord, NC
* Multi-family housing

15) The Landing                          --     1,001,400     7,343,600     2,041,106     1,023,951     9,362,155       10,386,106
* Raleigh, NC
* Multi-family housing

16) Meadowcreek                          --     1,110,000     9,990,000     1,974,530     1,134,435    11,940,095       13,074,530
* Pineville, NC
* Multi-family housing

17) Trolley Square                9,500,000     1,620,000     4,380,000     3,745,693     2,817,604    11,170,664       13,988,268
Trolley Square West                             1,145,495     3,097,080
* Richmond, VA
* Multi-family housing

18) Savannah West  (1)                   --       500,000            --            --       500,000            --          500,000
* Augusta, GA
* Multi-family housing

19) Paces Glen                           --     2,153,250     5,271,750     1,183,290     2,226,400     6,381,890        8,608,290
* Charlotte, NC
* Multi-family housing

20) Signature Place                      --       491,665     4,971,283     2,165,667       502,648     7,125,967        7,628,615
* Greenville, NC
* Multi-family housing

21) Hampton Glen                         --     1,391,992    10,207,939     1,817,528     1,415,937    12,001,522       13,417,459
* Richmond, VA
* Multi-family housing

22) Heatherwood                  16,250,000     2,449,310     7,756,147     8,996,162     4,186,843    22,439,776       26,626,619
Italian Village / Villa                         1,707,750     5,717,250
* Charlotte, NC
* Multi-family housing

23) Highland Hills                       --     1,210,000    10,890,000     2,848,449     1,198,724    13,749,725       14,948,449
* Carrboro, NC
* Multi-family housing

24) Parkside at Woodlake                 --     2,932,778    11,731,108       924,765     2,884,355    12,704,296       15,588,651
* Durham, NC
* Multi-family housing

                                                                          Subsequently
                                                   Initial Cost            Capitalized         Gross Amt. Carried
                                  Encumb-     --------------------------    -----------    ------------------------
Description                       rances      Land        Bldg. & Imp.        Imp.         Land        Bldg. & Imp.      Total
25) Greenbrier                           --       998,957    10,100,568     1,581,863     1,009,699    11,671,689       12,681,388
* Fredericksburg, VA
* Multi-family housing

26) Deerfield                            --       427,000    10,248,000     1,096,765       430,416    11,341,349       11,771,765
* Durham, NC
* Multi-family housing

27) The Arbors at Windsor                --       978,750     9,896,250     1,062,879       994,426    10,943,453       11,937,879
* Columbia, SC
* Multi-family housing

28) Westchase                            --     1,980,000     9,020,000     2,600,222     2,012,328    11,587,894       13,600,222
* Charleston, SC
* Multi-family housing

29) Carlyle Club                         --     3,589,800     7,990,200     2,237,716     3,607,026    10,210,690       13,817,716
* Lawrenceville, GA
* Multi-family housing

30) Ashley Run                           --     3,780,000    14,220,000     2,672,661     3,793,621    16,879,040       20,672,661
* Norcross, GA
* Multi-family housing

31) Charleston Place                     --     1,516,000     7,959,000     1,152,447     1,534,603     9,092,844       10,627,447
* Charlotte, NC
* Multi-family housing

32) Dunwoody Springs                     --     3,648,000    11,552,000     4,911,641     3,662,295    16,449,346       20,111,641
* Dunwoody, GA
* Multi-family housing

33) Clarion Crossing                     --     3,180,000     7,420,000     1,275,675     3,295,459     8,580,216       11,875,675
* Raleigh, NC
* Multi-family housing

34) Stone Brook                          --     1,570,000     6,280,000     1,351,198     1,582,468     7,618,730        9,201,198
* Norcross, GA
* Multi-family housing

35) St. Regis                            --     2,156,000     7,644,000     1,171,152     2,170,353     8,800,799       10,971,152
* Raleigh, NC
* Multi-family housing

36) Remington Place                      --     1,422,000     6,478,000       872,795     1,433,609     7,339,186        8,772,795
* Raleigh, NC
* Multi-family housing

37) Stone Point                          --     1,164,000     8,536,000       716,672     1,119,156     9,297,516       10,416,672
* Charlotte, NC
* Multi-family housing

38) Pinnacle Ridge                       --     1,547,410     4,183,740     1,401,390     1,572,517     5,560,023        7,132,540
* Ashville, NC
* Multi-family housing

                                                                          Subsequently
                                                   Initial Cost            Capitalized         Gross Amt. Carried
                                  Encumb-     --------------------------    -----------    ------------------------
Description                       rances      Land        Bldg. & Imp.        Imp.         Land        Bldg. & Imp.      Total
39) Hampton Point                        --     1,589,250    10,635,750     2,875,272     1,651,535    13,448,737       15,100,272
* Charleston, NC
* Multi-family housing

40) The Timbers                          --     1,944,000     6,156,000     1,045,929     1,955,740     7,190,189        9,145,929
* Raleigh, NC
* Multi-family housing

41) The Gables                    8,000,000     2,185,000     9,315,000     1,485,669     2,200,818    10,784,851       12,985,669
* Richmond, VA
* Multi-family housing

42) Spring Lake                          --       900,000     8,100,000     1,252,659       907,577     9,345,082       10,252,659
* Morrow, GA
* Multi-family housing

43) Cape Landing                         --     1,026,000    16,074,000     3,587,014     2,164,089    18,522,925       20,687,014
* Myrtle Beach, SC
* Multi-family housing

44) Brookfield                           --     1,624,051     6,390,482       354,768     1,584,112     6,785,189        8,369,301
* Dallas, TX
* Multi-family housing

45) Eagle Crest                  15,000,000     4,038,424    17,527,893       575,225     4,038,424    18,103,118       22,141,542
* Irving, TX
* Multi-family housing

46) Aspen Apartments                     --     1,129,071     6,094,651       427,021     1,129,071     6,521,672        7,650,743
* Arlington, TX
* Multi-family housing

47) Mill Crossing                        --       803,095     4,466,697       259,992       803,061     4,726,723        5,529,784
* Arlington, TX
* Multi-family housing

48) Polo Run                             --       936,682     6,619,965     1,314,609       936,579     7,934,678        8,871,256
* Arlington, TX
* Multi-family housing

49) Wildwood Apartments                  --       881,479     3,589,815       218,777       881,538     3,808,533        4,690,071
* Euless, TX
* Multi-family housing

50) Toscana Apartments            5,250,000       998,938     6,335,085       126,766     1,048,886     6,411,903        7,460,789
* Dallas, TX
* Multi-family housing

51) Arbors on Forest Ridge        6,250,000       862,803     8,711,151       244,855     1,012,320     8,806,489        9,818,809
* Bedford, TX
* Multi-family housing

52) Paces Cove                           --     2,259,317     9,453,562       487,246     2,219,403     9,980,722       12,200,125
* Dallas, TX
* Multi-family housing

                                                                          Subsequently
                                                   Initial Cost            Capitalized         Gross Amt. Carried
                                  Encumb-     --------------------------    -----------    ------------------------
Description                       rances      Land        Bldg. & Imp.        Imp.         Land        Bldg. & Imp.      Total
53) Remington Hills              14,250,000     4,509,071    16,412,148     3,394,109     4,209,108    20,106,220       24,315,328
* Irving, TX
* Multi-family housing

54) Copper Crossing                      --     1,782,562     9,994,421       744,171     1,778,407    10,742,747       12,521,154
* Fort Worth, TX
* Multi-family housing

55) Main Park                            --       619,641     8,463,326       244,484       670,947     8,656,504        9,327,451
* Duncanville, TX
* Multi-family housing

56) Timberglen                    9,500,000     2,563,522    10,657,083       589,107     2,548,094    11,261,618       13,809,712
* Dallas, TX
* Multi-family housing

57) Silver Brook I                       --     3,352,896    12,356,997     1,570,509     3,321,137    13,959,265       17,280,402
* Grand Prairie, TX
* Multi-family housing

58) Summer Tree                          --     3,338,748     4,385,408       746,108     3,156,485     5,313,779        8,470,264
* Dallas, TX
* Multi-family housing

59) Park Village                         --       928,744     7,295,797       538,882       954,542     7,808,881        8,763,423
* Bedford, TX
* Multi-family housing

60) Cottonwood                           --       474,344     5,797,412       784,587       473,576     6,582,767        7,056,343
* Arlington, TX
* Multi-family housing

61) Devonshire                    3,875,240     1,892,165     5,672,727       631,310     1,893,378     6,302,824        8,196,202
* Dallas, TX
* Multi-family housing

62) Pace's Point                  7,869,975     2,132,795    10,847,450       378,559     2,132,694    11,226,110       13,358,804
* Lewisville, TX
* Multi-family housing

63) The Meridian                  2,947,141       531,832     7,007,392       876,269       531,469     7,884,024        8,415,493
* Austin, TX
* Multi-family housing

64) Grayson II                    6,505,238       962,939    11,247,182       774,886     1,009,974    11,975,033       12,985,007
* Grapevine, TX
* Multi-family housing

65) Silver Brook II               2,946,392     1,202,745     4,605,505       440,848     1,177,125     5,071,973        6,249,098
* Grand Prairie, TX
* Multi-family housing

66) Estrada Oaks                         --     1,939,650     8,847,232       472,235     1,929,227     9,329,889       11,259,117
* Irving, TX
* Multi-family housing

                                                                          Subsequently
                                                   Initial Cost            Capitalized         Gross Amt. Carried
                                  Encumb-     --------------------------    -----------    ------------------------
Description                       rances      Land        Bldg. & Imp.        Imp.         Land        Bldg. & Imp.      Total
67) Burney Oaks                          --     1,063,277     8,901,959       710,272     1,063,211     9,612,297       10,675,508
* Arlington, TX
* Multi-family housing

68) Cutter's Point                6,250,000     2,001,796     7,858,044       961,469     2,001,916     8,819,393       10,821,309
* Richardson, TX
* Multi-family housing

69) The Courts on Pear Ridge             --     2,360,962     9,482,729       225,941     2,360,995     9,708,637       12,069,632
* Dallas, TX
* Multi-family housing

70)  Sierra Ridge                 4,750,000       611,683     6,012,983     1,231,944       610,950     7,245,660        7,856,610
* San Antonio, TX
* Multi-family housing

71)  Grayson I                    6,779,506       770,541     9,178,418     1,047,981       766,524    10,230,416       10,996,940
* Grapevine, TX
* Multi-family housing

72)  Canyon Hills                        --     1,233,883    11,278,619       253,360     1,235,108    11,530,754       12,765,862
* Austin, TX
* Multi-family housing

73)  Greystone Crossing                  --     1,340,000    25,460,000       373,652     1,331,815    25,841,837       27,173,652
* Charlotte, NC
* Multi-family housing

                               $245,423,492  $125,583,329  $631,777,923  $111,973,523  $127,440,659  $741,894,116   $869,334,775 (2)

(Schedule continued, next page)

                                                     Date of          Date
Description                            Acc. Depr.    Constr.        Acquired        Depr. Life
1) Mayflower Seaside                   $2,213,932     1950       Oct. 26, 1993       27.5 yrs.
* Virginia Beach, VA
* Multi-family housing
* Retail shops

2) Stone  Ridge                         1,819,748     1975        Dec. 8, 1993       27.5 yrs.
* Columbia, SC
* Multi-family housing

3) Harbour Club                         2,189,809     1988        May 1, 1994        27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

4) The Trestles                         2,401,499     1987       Dec. 30, 1994       27.5 yrs.
* Raleigh, NC
* Multi-family housing

5) Mill Creek                           1,745,109     1984       Sept. 1, 1995       27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

6) Glen Eagles                          1,720,788     1990        Oct. 1, 1995       27.5 yrs.
Prestwick                                             2000       Sept. 11, 2000      27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

7) Tradewinds                           2,164,980     1988        Nov. 1, 1995       27.5 yrs.
* Hampton, VA
* Multi-family housing

8) The Meadows                          1,725,900     1974       Jan. 31, 1996       27.5 yrs.
Enclave                                               2000       March 16, 2000      27.5 yrs.
* Asheville, NC
* Multi-family housing

9) Ashley Park                          2,314,036     1988       March 1, 1996       27.5 yrs.
* Richmond, vA
* Multi-family housing

10) Arbor Trace                         1,074,741     1985       March 1, 1996       27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

11) Bridgetown Bay                      1,056,092     1986       April 1, 1996       27.5 yrs.
* Charlotte, NC
* Multi-family housing

12) Trophy Chase                        1,981,996     1970       April 1, 1996       27.5 yrs.
* Charlottesville, VA
* Multi-family housing

                                                     Date of          Date
Description                            Acc. Depr.    Constr.        Acquired        Depr. Life
13) Beacon Hill                         2,263,401     1985        May 1, 1996        27.5 yrs.
* Charlotte, NC
* Multi-family housing

14) Summerwalk                          1,267,769     1983        May 1, 1996        27.5 yrs.
* Concord, NC
* Multi-family housing

15) The Landing                         1,841,326     1984        May 1, 1996        27.5 yrs.
* Raleigh, NC
* Multi-family housing

16) Meadowcreek                         2,117,706     1984        May 31, 1996       27.5 yrs.
* Pineville, NC
* Multi-family housing

17) Trolley Square                      2,241,061     1968       June 25, 1996       27.5 yrs.
Trolley Square West                                   1964       Dec. 31, 1996       27.5 yrs.
* Richmond, VA
* Multi-family housing

18) Savannah West(1)                           --     1976        July 1, 1996       27.5 yrs.
* Augusta, GA
* Multi-family housing

19) Paces Glen                          1,096,540     1986       July 19, 1996       27.5 yrs.
* Charlotte, NC
* Multi-family housing

20) Signature Place                     1,457,970     1981       August 1, 1996      27.5 yrs.
* Greenville, NC
* Multi-family housing

21) Hampton Glen                        2,089,911     1986       August 1, 1996      27.5 yrs.
* Richmond, VA
* Multi-family housing

22) Heatherwood                         3,587,344     1980       Sept. 1, 1996       27.5 yrs.
Italian Village / Villa Marina                        1980       Aug. 29, 1997
* Charlotte, NC
* Multi-family housing

23) Highland Hills                      2,528,696     1987       Sept. 27, 1996      27.5 yrs.
* Carrboro, NC
* Multi-family housing

24) Parkside at Woodlake                2,157,149     1996       Aug. 31, 1996       27.5 yrs.
* Durham, NC
* Multi-family housing

25) Greenbrier                          2,091,931     1980        Oct. 1, 1996       27.5 yrs.
* Fredericksburg, VA
* Multi-family housing

                                                     Date of          Date
Description                            Acc. Depr.    Constr.        Acquired        Depr. Life
26) Deerfield                           1,805,353     1985        Nov. 1, 1996       27.5 yrs.
* Durham, NC
* Multi-family housing

27) The Arbors at Windsor Lake          1,729,129     1991        Jan. 1, 1997       27.5 yrs.
* Columbia, SC
* Multi-family housing

28) Westchase                           1,933,561     1985       Jan. 15, 1997       27.5 yrs.
* Charleston, SC
* Multi-family housing

29) Carlyle Club                        1,610,620     1974       Apr. 30, 1997       27.5 yrs.
* Lawrenceville, GA
* Multi-family housing

30) Ashley Run                          2,511,319     1987       Apr. 30, 1997       27.5 yrs.
* Norcross, GA
* Multi-family housing

31) Charleston Place                    1,335,251     1986        May 13, 1997       27.5 yrs.
* Charlotte, NC
* Multi-family housing

32) Dunwoody Springs                    2,354,272     1981       July 25, 1997       27.5 yrs.
* Dunwoody, GA
* Multi-family housing

33) Clarion Crossing                    1,051,923     1972       Sept. 30, 1997      27.5 yrs.
* Raleigh, NC
* Multi-family housing

34) Stone Brook                         1,007,675     1986       Oct. 31, 1997       27.5 yrs.
* Norcross, GA
* Multi-family housing

35) St. Regis                           1,026,306     1986       Oct. 31, 1997       27.5 yrs.
* Raleigh, NC
* Multi-family housing

36) Remington Place                       889,855     1985       Oct. 31, 1997       27.5 yrs.
* Raleigh, NC
* Multi-family housing

37) Stone Point                         1,107,971     1986        Jan.15, 1998       27.5 yrs.
* Charlotte, NC
* Multi-family housing

38) Pinnacle Ridge                        581,798     1951       April 1, 1998       27.5 yrs.
* Ashville, NC
* Multi-family housing

39) Hampton Point                       1,539,862     1986        Mar 31, 1998       27.5 yrs.
* Charleston, NC
* Multi-family housing

                                                     Date of          Date
Description                            Acc. Depr.    Constr.        Acquired        Depr. Life
40) The Timbers                           764,122     1983        June 4, 1998       27.5 yrs.
* Raleigh, NC
* Multi-family housing

41) The Gables                          1,112,809     1987        July 2, 1998       27.5 yrs.
* Richmond, VA
* Multi-family housing

42) Spring Lake                           900,766     1986       Aug. 12, 1998       27.5 yrs.
* Morrow, GA
* Multi-family housing

43) Cape Landing                        1,622,543    1997/98     Oct. 16, 1998       27.5 yrs.
* Myrtle Beach, SC
* Multi-family housing

44) Brookfield                            505,297     1984       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

45) Eagle Crest                         1,126,303     1983       July 23, 1999       27.5 yrs.
* Irving, TX                                          1985
* Multi-family housing

46) Aspen Apartments                      570,065     1979       July 23, 1999       27.5 yrs.
* Arlington, TX
* Multi-family housing

47) Mill Crossing                         399,570     1979       July 23, 1999       27.5 yrs.
* Arlington, TX
* Multi-family housing

48) Polo Run                              811,368     1984       July 23, 1999       27.5 yrs.
* Arlington, TX
* Multi-family housing

49) Wildwood Apartments                   307,948     1984       July 23, 1999       27.5 yrs.
* Euless, TX
* Multi-family housing

50) Toscana Apartments                    448,079     1986       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

51) Arbors on Forest Ridge                605,147     1986       July 23, 1999       27.5 yrs.
* Bedford, TX
* Multi-family housing

52) Paces Cove                            707,492     1982       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

53) Remington Hills                     1,371,237     1984       July 23, 1999       27.5 yrs.
* Irving, TX                                          1985
* Multi-family housing

                                                     Date of          Date
Description                            Acc. Depr.    Constr.        Acquired        Depr. Life
54) Copper Crossing                       847,525   1980/1981    July 23, 1999       27.5 yrs.
* Fort Worth, TX
* Multi-family housing

55) Main Park                             581,226     1984       July 23, 1999       27.5 yrs.
* Duncanville, TX
* Multi-family housing

56) Timberglen                            818,565     1984       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

57) Silver Brook I                      1,073,116     1982       July 23, 1999       27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

58) Summer Tree                           468,566     1980       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

59) Park Village                          576,693     1983       July 23, 1999       27.5 yrs.
* Bedford, TX
* Multi-family housing

60) Cottonwood                            458,364     1985       July 23, 1999       27.5 yrs.
* Arlington, TX
* Multi-family housing

61) Devonshire                            502,311     1978       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

62) Pace's Point                          750,223     1985       July 23, 1999       27.5 yrs.
* Lewisville, TX
* Multi-family housing

63) The Meridian                          519,583     1988       July 23, 1999       27.5 yrs.
* Austin, TX
* Multi-family housing

64) Grayson II                            765,898     1986       July 23, 1999       27.5 yrs.
* Grapevine, TX
* Multi-family housing

65) Silver Brook II                       376,709     1984       July 23, 1999       27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

66) Estrada Oaks                          610,052     1983       July 23, 1999       27.5 yrs.
* Irving, TX
* Multi-family housing

67) Burney Oaks                           653,045     1985       July 23, 1999       27.5 yrs.
* Arlington, TX
* Multi-family housing

                                                     Date of          Date
Description                            Acc. Depr.    Constr.        Acquired        Depr. Life
68) Cutter's Point                        647,325     1978       July 23, 1999       27.5 yrs.
* Richardson, TX
* Multi-family housing

69) The Courts on Pear Ridge              595,748     1988       July 23, 1999       27.5 yrs.
* Dallas, TX
* Multi-family housing

70)  Sierra Ridge                         482,827     1981       July 23, 1999       27.5 yrs.
* San Antonio, TX
* Multi-family housing

71)  Grayson I                            637,306     1985       July 23, 1999       27.5 yrs.
* Grapevine, TX
* Multi-family housing

72)  Canyon Hills                         665,878     1996       July 23, 1999       27.5 yrs.
* Austin, TX
* Multi-family housing

73)  Greystone Crossing                   637,079   1998/2000     May 8, 2000        27.5 yrs.
* Charlotte, NC                       ------------
* Multi-family housing

                                      $91,555,114

(1) Sold during 2000 (entries in table apply only to undeveloped land retained by the Company).
(2)      Represents the aggregate cost for Federal Income tax purposes.
(3) The reconciliations of the carrying amount of real estate owned and accumulated depreciation is contained in Note 3 of the audited consolidated financial statements.

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

                                               March 30, 2001

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

                   SIGNATURE                                      CAPACITIES                           DATE
                   ---------                                      ----------                           ----
         /s/ Glade M.  Knight                     Director, Chief Executive Officer               March 30, 2001
- --------------------------------------------      and President
         Glade M.  Knight

         /s/ Stanley J.  Olander, Jr.             Director, Chief Financial Officer               March 30, 2001
- --------------------------------------------      and Principal Accounting Officer
         Stanley J.  Olander, Jr.

         /s/ Glenn W.  Bunting, Jr.               Director                                        March 30, 2001
- --------------------------------------------
         Glenn W.  Bunting, Jr.

         /s/ Leslie A.  Grandis                   Director                                        March 30, 2001
- --------------------------------------------
         Leslie A.  Grandi

         /s/ Penelope W.  Kyle                    Director                                        March 30, 2001
- --------------------------------------------
         Penelope W.  Kyle

         /s/ Harry S.  Taubenfeld                 Director                                        March 30, 2001
- --------------------------------------------
         Harry S.  Taubenfeld

         /s/ Martin Zuckerbrod                    Director                                        March 30, 2001
- --------------------------------------------
         Martin Zuckerbrod

                                  EXHIBIT INDEX

Exhibit
No.                                Description
- ---                                -----------

2 Agreement and Plan of Merger, dated as of March 30, 1999, by and among the registrant, Apple Residential Income Trust, Inc. and Cornerstone Acquisition Company. (Incorporated by reference to Exhibit 2 to the registrant's Registration Statement on Form S-4; Registration Statement No. 333-78117).

3.1 Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit
         3.1 to Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).

3.2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated July 23, 1999; SEC File No. 1-12875).

3.3 Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through May 25, 2000). (Incorporated by reference to the Exhibit of the same number to Form S-4 Registration Statement, SEC File No. 1-12875, filed on February 21, 2001 by Cornerstone Realty Income Trust, Inc.).

4.1 Promissory Note dated September 27, 1999 in the principal amount of $50,550,000 made payable by Cornerstone Realty Income Trust, Inc. to the order of The Prudential Insurance Company of America (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.2 Promissory Note dated September 27, 1999 in the principal amount of $22,950,000 made payable by CRIT-NC, LLC to the order of The Prudential Insurance Company of America (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.3 Mortgage and Security Agreement dated as of September 27, 1999 from Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Hampton Pointe and Westchase properties (Incorporated by reference to Exhibit
         4.3 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.4 Mortgage and Security Agreement dated as of September 27, 1999 from Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Arbors at Windsor Lake property (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.5 Deed of Trust and Security Agreement dated as of September 27, 1999 made by CRIT-NC, LLC, as borrower, for the benefit of The Prudential Insurance Company of America, as lender, pertaining to the Charleston Place and Stone Point properties (Incorporated by reference to Exhibit
         4.5 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.6 Deed of Trust and Security Agreement dated as of September 27, 1999 made by CRIT-NC, LLC, as borrower, for the benefit of The Prudential Insurance Company of America, as lender, pertaining to the St. Regis and Remington Place properties (Incorporated by reference to Exhibit
         4.6 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.7 Deed To Secure Debt and Security Agreement by Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Ashley Run, Stone Brook and Spring Lake properties (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.8 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Charleston County, South Carolina) (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.9 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Richland County, South Carolina) (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.10 Assignment of Leases and Rents dated as of September 27, 1999, by CRIT-NC, LLC to The Prudential Insurance Company of America (Mecklenburg County, North Carolina) (Incorporated by reference to
         Exhibit 4.10 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.11 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Clayton County, Georgia) (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.12 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Gwinnett County, Georgia) (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.13 Assignment of Leases and Rents dated as of September 27, 1999, by CRIT-NC, LLC to The Prudential Insurance Company of America (Wake County, North

         Carolina) (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.14 Promissory Note dated December 12, 2000 in the principal amount of $10,500,000 made payable by CRIT-VA, Inc. to First Union National Bank, with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.15 Indemnity and Guaranty Agreement dated as of December 12, 2000 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender, in connection with a $10,500,000 loan to CRIT-VA, Inc. as Borrower, with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.16 Deed of Trust and Security Agreement dated as of December 12, 2000, from CRIT-VA, Inc., as Grantor, to TRSTE, Inc. as Trustee for First Union National Bank, the Beneficiary with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to
         Exhibit 10.16 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.17 Assignment of Warranties and Other Contract Rights dated as of December 12, 2000 from CRIT-VA, Inc. as Borrower to First Union National Bank as Lender with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.18 Assignment of Leases and Rents dated as of December 12, 2000 by CRIT-VA, Inc. as Assignor in favor of First Union National Bank as Assignee with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.19 Consent and Agreement of Manager dated as of December 12, 2000 by CRIT-VA, Inc. as Borrower in favor of First Union National Bank as Lender with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.20 Environmental Indemnity Agreement dated as of December 12, 2000 by CRIT-VA, Inc. and Cornerstone Realty Income Trust, Inc., as Indemnitors, in favor of First Union National Bank, as Lender, with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.21 Receipt and Closing Certificate dated December 12, 2000 by CRIT-VA, Inc. as Borrower and Cornerstone Realty Income Trust, Inc. as Guarantor in favor of First Union National Bank, as Lender, with respect to the Mayflower Apartments in Virginia Beach, Virginia. (Incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.22 Revolving Credit Note dated December 12, 2000 in the principal amount of $50,000,000 made payable by Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC to the order of First Union National Bank. (Incorporated by reference to Exhibit 10.22 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.23 Credit Agreement dated as of December 12, 2000 among Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC as Borrowers and First Union National Bank as Lender and Administrative Agent for all lenders. (Incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.24 Schedule setting forth information on 14 substantially identical promissory notes (with respect to Exhibit 4.14) dated December 12, 2000 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.25 Schedule setting forth information on 14 substantially identical Indemnity and Guaranty Agreements (with respect to Exhibit 4.15) dated as of December 12 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.26 Schedule setting forth information on 14 substantially identical Deeds of Trust (with respect to Exhibit 4.16) dated as of December 12, 2000 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 10.26 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.27 Schedule setting forth information on 14 substantially identical Assignments of Warranties and Other Contract Rights (with respect to
         Exhibit 4.17) dated as of December 12, 2000 to First Union National Bank as Lender. (Incorporated by reference to Exhibit 10.27 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.28 Schedule setting forth information on 14 substantially identical Assignments of Leases and Rents (with respect to Exhibit 4.18) dated as of December 12, 2000 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 10.28 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.29 Schedule setting forth information on 14 substantially identical Consents and Agreements of Manager (with respect to Exhibit 4.19) dated as of December 12, 2000 in favor of First Union National Bank. (Incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.30 Schedule setting forth information on 14 substantially identical Environmental Indemnity Agreements (with respect to Exhibit 4.20) dated as of December 12, 2000 in favor of First Union National Bank. (Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.31 Schedule setting forth information on 14 substantially identical Receipt and Closing Certificates (with respect to Exhibit 4.21) dated December 12, 2000 in favor of First Union National Bank. (Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

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

10.3 Agreement for Appointment of Transfer Agent and Registrar between Cornerstone Realty Income Trust, Inc. and First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.19 to the registrant's Report on Form 10-K for the Year Ended December 31, 1994; SEC File No. 0-23954).

10.4 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Management Group, Inc. and Cornerstone Realty Income Trust, Inc.(2)

10.5 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Advisors, Inc. and Cornerstone Realty Income Trust, Inc.(2)

10.6 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Realty Group, Inc. and Cornerstone Realty Income Trust, Inc. (Acquisition/Disposition Agreement).(2)

10.7 Agreement and Bill of Transfer and Assignment dated October 1, 1996 between Cornerstone Realty Group, Inc. and Cornerstone Realty Income Trust, Inc. (Personal Property). (2)

10.8 Employment Agreement dated September 1, 1996 between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.8 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.9 Employment Agreement dated September 1, 1996 between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (2)

10.10 Employment Agreement dated September 1, 1996 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (2)

10.11 First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.24 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.12 First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Martin Zuckerbrod. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.25 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.13 First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Harry S. Taubenfeld. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.26 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.14A First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).

10.14B Second Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K (FILED HEREWITH)

10.15    Articles of Organization of CRIT-NC,  LLC (Incorporated by reference to
         Exhibit 10.1 included in the registrant's Current Report on Form 8-K dated December 30, 1997; SEC File No. 0-23954.)

10.16 Operating Agreement of CRIT-NC, LLC dated as of December 9, 1997 (Incorporated by reference to Exhibit 10.2 included in the registrant's Current Report on Form 8-K dated December 30, 1997; SEC File No. 0-23954).

10.17 Articles of Incorporation of Apple General, Inc. (Incorporated by reference to Exhibit 10.14 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.18    Bylaws of Apple  General,  Inc.  (Incorporated  by reference to Exhibit
         10.15 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.19 Articles of Incorporation of Apple Limited, Inc. (Incorporated by reference to Exhibit 10.12 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.20    Bylaws of Apple  Limited,  Inc.  (Incorporated  by reference to Exhibit
         10.13 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.21 Certificate of Limited Partnership of Apple REIT Limited Partnership (Incorporated by reference to Exhibit 10.16 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.22 Limited Partnership Agreement of Apple REIT Limited Partnership (Incorporated by reference to Exhibit 10.17 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.23    Certificate   of  Limited   Partnership   for  Apple  REIT  II  Limited
         Partnership (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.24 Limited Partnership Agreement for Apple REIT II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.25 Certificate of Limited Partnership for Apple REIT III Limited Partnership (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.26 Limited Partnership Agreement for Apple REIT III Limited Partnership (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.27    Certificate   of  Limited   Partnership   for  Apple  REIT  IV  Limited
         Partnership (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.28 Limited Partnership Agreement for Apple REIT IV Limited Partnership (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.29 Certificate of Limited Partnership for Apple REIT V Limited Partnership (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.30 Limited Partnership Agreement for Apple REIT V Limited Partnership (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.31    Certificate   of  Limited   Partnership   for  Apple  REIT  VI  Limited
         Partnership (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983)

10.32 Limited Partnership Agreement for Apple REIT VI Limited Partnership (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.33 Certificate of Limited Partnership of Apple REIT VII Limited Partnership (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.34 Limited Partnership Agreement of Apple REIT VII Limited Partnership (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.35 Apple Residential Income Trust, Inc. 1996 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Apple Residential Income Trust, Inc., as filed with the Securities and Exchange Commission on September 30, 1998; SEC File No. 333-64703).

10.36 Apple Residential Income Trust, Inc. 1996 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Apple Residential Income Trust, Inc., as filed with the Securities and Exchange Commission on September 30, 1998; SEC File No. 333-64701).

10.37 Articles of Incorporation of Cornerstone Acquisition Company, as amended by Articles of Amendment thereto. (Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.38 Bylaws of Cornerstone Acquisition Company. (Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.39 Articles of Incorporation of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.40 Bylaws of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.41    Articles of Organization of CRIT-SC, LLC. (Incorporated by reference to
         Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.42    Operating  Agreement  of CRIT-SC,  LLC.  (Incorporated  by reference to
         Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.43 Certificate of Limited Partnership of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.44 Limited Partnership Agreement of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.45 Stock Option Agreement dated July 23, 1999 between Glade M. Knight and Cornerstone Realty Income Trust, Inc. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.46    [Intentionally Omitted]



10.47    [Intentionally Omitted]



10.48 Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH).

10.49 Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and S. J. Olander, Jr. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH).

10.50 Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH).

10.51    CRIT-VA, Inc. Articles of Incorporation.  (Incorporated by reference to
         Exhibit 10.1 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.52 CRIT-VA, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.53 Property Management Agreement dated as of December 12, 2000 between CRIT-VA, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.54    CRIT  Special,   Inc.  Articles  of  Incorporation.   (Incorporated  by
         reference to Exhibit 10.4 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.55 CRIT Special, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.56    Operating  Agreement of CRIT-NC II, LLC.  (Incorporated by reference to
         Exhibit 10.6 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.57 Property Management Agreement dated as of December 12, 2000 between CRIT-NC II, LLC as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.58 CAC Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.59    CAC Special General, Inc. Bylaws. (Incorporated by reference to Exhibit
         10.9 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.60 CAC Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.61    CAC Special Limited, Inc. Bylaws. (Incorporated by reference to Exhibit
         10.11 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.62 Limited Partnership Agreement of CAC Limited Partnership. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.63 Property Management Agreement dated as of December 12, 2000 between CAC Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

13 Portions of the registrant's 2000 Annual Report (with the exception of the information incorporated by reference in Items 6, 7, and 14 of this Form 10-K Report, no other information appearing in the such Annual Report is to be deemed filed as a part of this Form 10-K Report). (FILED HEREWITH).

21       Subsidiaries of Cornerstone Realty Income Trust, Inc.  (FILED HEREWITH)

23       Consent of Ernst & Young LLP. (FILED HEREWITH)

99.1 Share Purchase Loan Program of Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2000; SEC File No. 1-12875).

99.2 Letter of Transmittal related to Exchange Offer. (Incorporated by reference to the Exhibit of the same number to Form S-4/A Registration Statement, SEC File No. 1-12875, filed on March 12, 2001 by Cornerstone Realty Income Trust, Inc.).

99.3 Letter of Instruction to Holders of Convertible Preferred Shares related to Exchange Offer. (Incorporated by reference to the Exhibit of the same number to Form S-4/A Registration Statement, SEC File No. 1-12875, filed on March 12, 2001 by Cornerstone Realty Income Trust, Inc.).

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