Form 10-Q
period 2001-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2001-05-15
CIK 854875

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                      ------------    ------------

                         Commission File Number 1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

                 VIRGINIA                                    54-1589139
       (State or other jurisdiction                         (IRS Employer
     of incorporation or organization)                   Identification No.)


             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                                  23219
   (Address of principal executive offices)                    (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                                 Not Applicable
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

          At May 1, 2001, there were outstanding 47,413,577 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                     INDEX

                                                                    Page Number
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Consolidated Balance Sheets - March 31, 2001
                           and December 31, 2000                           3

                           Consolidated Statements of Operations -
                           Three months ended March 31, 2001
                           and  March 31, 2000                             4

                           Consolidated Statement of Shareholders' Equity-
                           Three months ended March 31, 2001               5

                           Consolidated Statements of Cash Flows -
                           Three months ended March 31, 2001
                           and March 31, 2000                              6

                           Notes to Consolidated Financial Statements      7

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                          11

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk                                         15

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                    16

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   March 31,                   December 31,
                                                                     2001                          2000
                                                               ------------------          ---------------------
ASSETS

Investment in rental property:
Land                                                               $ 127,484,683                  $ 127,440,659
Buildings and property improvements                                  722,542,582                    718,905,719
Furniture and fixtures                                                23,436,656                     22,988,397
                                                               ------------------          ---------------------
                                                                     873,463,921                    869,334,775
Less accumulated depreciation                                       (100,800,264)                   (91,555,114)
                                                               ------------------          ---------------------
                                                                     772,663,657                    777,779,661

Cash and cash equivalents                                             49,748,583                      4,140,641
Prepaid expenses                                                       1,819,350                      1,396,071
Deferred financing costs, net                                          3,947,771                      3,603,021
Other assets                                                          11,530,830                     12,861,301
                                                               ------------------          ---------------------

                Total Assets                                        $839,710,191                   $799,780,695
                                                               ==================          =====================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                        -                   $ 13,209,908
Notes payable-secured                                              $ 320,758,321                    245,423,492
Distributions payable                                                  7,091,817                      7,102,594
Accounts payable                                                         609,983                        622,371
Accrued expenses                                                       3,194,538                      9,689,464
Rents received in advance                                                251,066                        356,018
Tenant security deposits                                               1,366,011                      1,374,884
                                                               ------------------          ---------------------

                Total Liabilities                                    333,271,736                    277,778,731

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000
  shares; $25 liquidation preference, Series A
  Cumulative Convertible Redeemable; issued and outstanding          265,091,532                    265,194,014
   12,607,675 shares and 12,626,834 shares, respectively
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 34,344,066 shares
   and 34,926,276 shares, respectively                               336,170,702                    342,454,886
Deferred compensation                                                    (42,856)                       (46,996)
Distributions greater than net income                                (94,780,923)                   (85,599,940)
                                                               ------------------          ---------------------

                Total Shareholders' Equity                           506,438,455                    522,001,964
                                                               ------------------          ---------------------

                Total Liabilities and Shareholders' Equity          $839,710,191                   $799,780,695
                                                               ==================          =====================



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)


                                                                    Three Months Ended
                                                             March 31,               March 31,
                                                               2001                     2000
                                                        --------------------------------------
REVENUE:
           Rental income                                   $ 35,949,020           $ 37,097,915

EXPENSES:
           Property and maintenance                           8,492,470              9,040,274
           Taxes and insurance                                4,192,403              4,027,996
           Property management                                  623,774                692,482
           General and administrative                           524,435                484,961
           Other depreciation                                     5,747                  5,742
           Depreciation of rental property                    9,245,150              9,065,610
           Other                                                 12,906                 21,460
                                                        ---------------------------------------

                                   Total expenses            23,096,885             23,338,525
                                                        ---------------------------------------

Income before interest and dividend income (expense)         12,852,135             13,759,390

   Interest and dividend income                                  75,971                109,889
   Interest expense                                          (4,950,457)            (4,651,686)
                                                        ---------------------------------------

Income before gains on sales of investments                   7,977,649              9,217,593

   Gains on sales of investments                                      -             23,406,233
                                                        ---------------------------------------

Net income                                                  $ 7,977,649           $ 32,623,826

Distributions to preferred shareholders                      (7,466,576)            (7,997,200)
                                                        ---------------------------------------

Net income available to common shareholders                   $ 511,073           $ 24,626,626
                                                        =======================================


Net income per share-basic and diluted                           $ 0.01                 $ 0.65
                                                        =======================================

Distributions per common share                                   $ 0.28                 $ 0.27
                                                        =======================================


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                         Number      Common             Number          Preferred
                                                       of Common     Stock          of Preferred         Stock
                                                         Shares      Amount             Shares           Amount
                                                    -----------------------------------------------------------------
Balance at December 31, 2000                          34,926,276    $342,454,886       12,626,834    $ 265,194,014

Net income                                                   -               -               -                 -
Cash distributions declared to common                        -               -               -                 -
  shareholders ($.2775  per share)
Distributions for Series A Convertible                       -               -               -                 -
   Preferred Stock
Imputed distributions on Series A                            -               -               -             376,493
   Convertible Preferred Stock
Exercise of stock options                                 2,000           19,250              -                -
Purchase of common stock                               (745,700)      (8,216,868)             -                -
Preferred stock converted to common stock                30,315          478,975          (19,159)        (478,975)
Amortization of deferred compensation                       -                -                -                -
Shares issued through dividend reinvestment plan        131,175        1,434,459              -                -
                                                    -----------------------------------------------------------------

Balance at March 31, 2001                            34,344,066     $336,170,702       12,607,675     $265,091,532
                                                    =================================================================



                                                                     Distributions             Total
                                                        Deferred      Greater Than          Shareholders'
                                                      Compensation     Net Income              Equity
                                                    -------------------------------------------------------------
                                                       ($46,996)     ($85,599,940)          $522,001,964
Balance at December 31, 2000
                                                            -           7,977,649              7,977,649
Net income                                                  -          (9,692,056)            (9,692,056)
Cash distributions declared to common
  shareholders ($.2775  per share)                                     (7,090,083)            (7,090,083)
Distributions for Series A Convertible
   Preferred Stock                                          -            (376,493)                   -
Imputed distributions on Series A
   Convertible Preferred Stock                              -                 -                   19,250
Exercise of stock options                                   -                 -               (8,216,868)
Purchase of common stock                                    -                 -                      -
Preferred stock converted to common stock                4,140                -                    4,140
Amortization of deferred compensation                       -                 -                1,434,459
Shares issued through dividend reinvestment plan    -------------------------------------------------------------

                                                       ($42,856)     ($94,780,923)          $506,438,455
Balance at March 31, 2001                           =============================================================




See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Three Months Ended
                                                                       March 31,                  March 31,
                                                                          2001                      2000
                                                                   ---------------------------------------------
Cash flow from operating activities:

   Net income                                                               $7,977,649              $32,623,826
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale on investments                                                     -              (23,406,233)
     Depreciation and amortization                                           9,250,897                9,071,352
     Amortization of deferred compensation                                       4,140                    5,524
     Amortization of deferred financing costs                                  147,899                  117,103
     Amortization of mortgage notes payable premium                            (52,230)                 (52,230)
     Changes in operating assets and liabilities:
       Operating assets                                                        901,443              (25,409,463)
       Operating liabilities                                                (6,621,137)             (16,389,770)
                                                                  ---------------------        -----------------

                         Net cash provided by (used in)
                           operating activities                             11,608,661              (23,439,891)

Cash flow from investing activities:
   Acquistions of rental property, net of debt assumed                               -               (8,791,131)
   Net proceeds from the sale of rental property                                     -              128,182,171
   Capital improvements                                                     (4,129,146)              (7,620,367)
                                                                  ---------------------        -----------------
                         Net cash (used in) provided by
                           investing activities                             (4,129,146)             111,770,673


Cash flow from financing activities:

   Proceeds from short-term borrowings                                      24,743,000               71,517,000
   Repayments of short-term borrowings                                     (37,952,908)            (123,720,000)
   Proceeds from secured notes payable                                      75,500,000                        -
   Repayments of secured notes payable                                        (112,941)                 (73,152)
   Payment of deferred financing costs                                        (492,649)                       -
   Shares issued through dividend reinvestment plan
     and exercise of stock options                                           1,453,709                1,774,505
   Purchase of common stock                                                 (8,216,868)             (32,100,505)
   Cash distributions to operating partnership unitholders                           -                  (50,190)
   Cash distributions paid to preferred shareholders                        (7,100,860)              (7,318,052)
   Cash distributions paid to common shareholders                           (9,692,056)             (10,409,776)
                                                                  ---------------------        -----------------

                         Net cash provided by (used in)
                           financing activities                             38,128,427             (100,380,170)

                         Increase (decrease) in cash and cash equivalents   45,607,942              (12,049,388)


Cash and cash equivalents, beginning of year                                 4,140,641               16,268,336
                                                                  ---------------------        -----------------


Cash and cash equivalents, end of period                                   $49,748,583               $4,218,948
                                                                  =====================        ==================

Supplemental information:
    Non-cash transactions:
       Apple acquisition
         Real estate assets acquired                                                 -            $ 302,204,687
         Issuance of preferred stock                                                 -              263,038,214
         Assumption of mortgage notes                                                -               31,847,092
         Company common stock held by Apple                                          -                7,769,500
         Operating assets acquired                                                   -                  632,831
         Operating liabilities acquired                                              -               10,912,991
         Other                                                                       -                3,940,548
       Conversion of minority interest and operating partnership                     -                1,850,268


See accompanying notes to consolidated financial statements.

                     CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2001


(1)  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)  NOTES PAYABLE

      Unsecured
      The Company's existing $50 million unsecured line of credit with a commercial bank has a maturity date of December 2002. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company had additional borrowings under its unsecured line of credit of $12 million during 2001. In connection with the secured financing placed in March 2001 as described below, the Company repaid the outstanding balance of $25.2 million of the Company's unsecured line of credit. There were no amounts outstanding under the unsecured line of credit at March 31, 2001. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line.

      The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2002. There were no amounts outstanding at March 31, 2001.

      Secured
      On March 23, 2001, the Company placed $75.5 million of secured debt. The loan is secured by 7 apartment communities. The loan bears interest at a fixed interest rate of 6.99% per annum. The loan is payable in monthly installments, interest only through April 2002 and principal and interest through the maturity date of March 2011.

      The aggregate maturities of principal for the five years subsequent to March 31, 2001 are as follows:

                  Year                      Amount
                  --------------------------------
                  2001                    $521,891
                  2002                   1,215,742
                  2003                   8,746,635
                  2004                   4,088,573
                  2005                  10,122,338
                  Thereafter           296,063,142
                                     -------------
                                       320,758,321

(3)   SHAREHOLDERS' EQUITY

      Preferred Stock
      On March 13, 2001, the Company commenced a tender offer for all of its outstanding Series A Convertible Preferred Shares ("Exchange Offer"). The Company offered to exchange each of the Company's issued and outstanding Series A Convertible Preferred Shares for either two of the Company's common shares or one of the Company's common share and $12.25 cash.

(4)  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:


                                                   Three Months              Three Months
                                                          Ended                     Ended
                                                        3/31/01                   3/31/00
                                                   ------------              ------------
      Numerator:
        Net income available to                    $     511,073             $ 24,626,626
           common shareholders
           Numerator for basic and
           diluted earnings per
           share - income available
           to common stockholders
           after assumed conversion                $     511,073             $ 24,626,626
      Denominator:
           Denominator for basic
           earnings per share-weighted-
           average shares                             34,463,297               37,997,170
      Effect of dilutive securities:
           Stock options                                  50,897                        -
           Series A Convertible  Preferred
           Stock*                                              -                        -
      ------------------------------------------------------------------------------------------
      Denominator for diluted earnings
           per share-adjusted weighted-
           average shares and assumed
           conversions                                34,514,194               37,997,170

      ------------------------------------------------------------------------------------------
      Basic and diluted earnings per
           Common share                            $         .01             $       0.65
      ------------------------------------------------------------------------------------------

         *Series A Convertible Preferred Stock was not included in dilutive earnings per common share calculation since its effect was anti-dilutive.

(5)  SUBSEQUENT EVENTS

      On April 18, 2001, the Company completed its Exchange Offer for the Company's outstanding Series A Convertible Preferred Shares. A total of 12,458,917 preferred shares were validly tendered and not withdrawn pursuant to the Exchange Offer, representing 99% of the issued and outstanding Series A Convertible Preferred Shares. Of the Series A Convertible Preferred Shares tendered, the holders of 742,168 such shares exchanged two common shares for each preferred share and the holders of 11,716,748 shares exchanged one common share and $12.25 in cash for each preferred share. The Company issued a total of 13,201,085 common shares and paid $143.5 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaling approximately $26 million, including direct transaction expenses, will reduce net income available to common shareholders for the three month period ended June 30, 2001.

      On April 18, 2001, in order to fund part of the cash portion of the Exchange Offer for the Company's Series A Convertible Preferred Shares, the Company increased its unsecured line of credit to $100 million from $50 (see Note 3). The increased line of credit bears interest at a variable rate equal to LIBOR plus 90 basis points if the amount outstanding is $50 million or less, and LIBOR plus 120 basis points if the amount is greater than $50 million. The maturity date is December 2002.

      On April 9, 2001, the Company placed $15.68 million of secured debt. The loan bears interest at a fixed interest rate of 6.83% per annum with a maturity date of April 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations


     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed-rate for variable-rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, and adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


     Results of Operations

     Income and occupancy
     Substantially all of the Company's income is from the rental operation of apartment communities. The Company's property operations for the three months ended March 31, 2001 include the results of operations for the full quarter of 72 properties acquired to date.

     Rental income for the first three months decreased to $36 million in 2001 from $37 million in 2000. The decreased rental income is the result of the sale of the 16 apartment communities in March 2000 offset in part by rental increases. During the first quarter of 2001, the Company owned 3,441 fewer apartment units than it owned for the same period in 2000. Rental income is expected to increase from the impact of improvements, which were made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's properties averaged 94% and 93% for the three months ended March 31, 2001 and 2000, respectively. Overall average rental rates for the portfolio increased 6% from $635 at March 31, 2000, to $674 at March 31, 2001. This increase is due to a combination of increased rental rates from new leases and property renovation as well as a lower average rental rate on properties disposed compared to the remainder of the Company's apartment communities.

     Comparable property operations
     The Company's "same-property" portfolio consists of 69 stabilized properties, containing 17,014 apartment units that the Company has owned since January 1, 2000, representing approximately 94% of the Company's 18,076 units. The calculation is adjusted to reduce revenues associated with capital improvements made throughout the quarter. For the first quarter of 2001, same property net operating income increased 3%. Rental income increased 2% while operating expenses increased 1.5%.

     Expenses
     Total expenses for the first three months of 2001 and 2000 were $23 million. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 37% for the three months ended March 31, 2001 and 2000.

     Depreciation expense for the first three months of 2001 and 2000 was $9 million. The decrease in depreciation expense for properties disposed of during 2000 was offset by increases in depreciation expense associated with capital improvements made during 2000 and 2001.

     General and administrative expenses totaled $524,435, or 1.5% of rental income for the three months ended March 31, 2001 and $484,961, or 1.3% for the same period in 2000. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

     Interest and investment income and expense
     The Company's interest income decreased to $75,971 in 2001 from $109,889 in 2000 due to investment of proceeds from the sale of properties pending tax free exchanges in 2000. The Company incurred interest expense of $5 million and $4.7 million during the first three months of 2001 and 2000, respectively. The increase is due to an increase in activity on the Company's unsecured line of credit and the additional secured debt.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are rental income generated from the properties, proceeds from lines of credit, reinvestment of distributions, and proceeds from secured debt.

     The Company believes rental income generated from the properties and borrowings on its line of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and payment of mortgage debt. At March 31, 2001, the Company had $50 million in cash and cash equivalents. The majority of these funds represented a portion of the March 2001 secured financing which was done in advance to fund the cash portion of the exchange offer for the Company's Series A Convertible Preferred Shares.

     In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the Company's common shares. For the three months ended March 31, 2001, the Company repurchased 745,700 common shares at an average price of $11.02 per share.

     On March 13, 2001, the Company commenced a tender offer for all of its outstanding Series A Convertible Preferred Shares ("Exchange Offer"). The Company offered to exchange each of the Company's issued and outstanding Series A Convertible Preferred Shares for either two of the Company's common shares or one of the Company's common share and $12.25 cash.

     On April 18, 2001, the Company completed its Exchange Offer. A total of 12,458,917 preferred shares were validly tendered and not withdrawn pursuant to the Exchange Offer, representing 99% of the issued and outstanding Series A Convertible Preferred Shares. Of the Series A Convertible Preferred Shares tendered, the holders of 742,168 such shares exchanged two common shares for each preferred share and the holders of 11,716,748 shares exchanged one common share and $12.25 in cash for each preferred share. The Company issued a total of 13,201,085 common shares and paid $143.5 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. After the completion of the Exchange Offer, 148,758 preferred shares remain outstanding. The difference between the total consideration given and the carrying value of the preferred shares totaling approximately $26 million, including direct transaction expenses, will reduce net income available to common shareholders for the three month period ended June 30, 2001. This will be treated as a one time non-recurring expense that will be added back for purposes of calculating Funds from Operations ("FFO").

     Capital  Requirements

     The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 2001. However, no material commitments existed on May 1, 2001. The expected source to fund the improvements and acquisitions is from a variety of sources including equity, excess flow from operations over distributions, and debt, provided by its line of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company is confident that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The Company capitalized $4.1 million of improvements to its various properties during the first quarter of 2001. The Company anticipates the level of capital improvements to decrease from 2000 levels. It is anticipated that some $12 million in additional capital improvements will be completed during 2001 on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares through reinvestment of dividend and from cash flow from operations. Approximately 15% of all first quarter 2001 common stock dividend distributions, or $1.4 million, were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 2001.

     Notes Payable
     The Company's existing $50 million unsecured line of credit with a commercial bank has a maturity date of December 2002. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company had additional borrowings under its unsecured line of credit of $12 million during 2001. In connection with the secured financing placed in March 2001 as described below, the Company repaid the outstanding balance of $25.2 million of the Company's unsecured line of credit. There were no amounts outstanding under the unsecured line of credit at March 31, 2001. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line.

     On April 18, 2001, in order to fund the cash portion of the Exchange
     Offer, the Company increased its unsecured line of credit to $100 million from $50 million (see Note 3 to the unaudited consolidated financial statements). The increased line of credit bears interest at a variable rate equal to LIBOR plus 90 basis points if the amount outstanding is $50 million or less, and LIBOR plus 120 basis points if the amount is greater than $50 million. The maturity date is December 2002.

     The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2002. There were no amounts outstanding at March 31, 2001.

     On March 23, 2001, the Company placed $75.5 million of secured debt. The loan is secured by 7 apartment communities. The loan bears interest at a fixed interest rate of 6.99% per annum. The loan is payable in monthly installments, interest only through April 2002 and principal and interest through the maturity date of March 2011.

     On April 9, 2001, the Company placed $15.68 million of secured debt. The loan bears interest at a fixed interest rate of 6.83% per annum with a maturity date of April 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community.

     Recent Accounting Pronouncements
     On January 1, 2001, Financial Accounting Standards Board Statement No. 138 "Accounting for Derivative Financial Instruments and Hedging Activities" became effective. The Company currently does not have any financial instruments subject to this statement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company secured 7 apartment communities with $75.5 million of secured debt with a fixed interest rate of 6.99%.

There have been no other material changes since December 31, 2000. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27-Financial Data Schedule

   (b) The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2001, the items reported and the financial statements included in such filings.

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Cornerstone Realty Income Trust, Inc.
                                  (Registrant)



DATE:    5-15-01                   BY:      /s/ Stanley J. Olander
     ------------------------            -----------------------------------
                                   Stanley J. Olander
                                   Vice President and Chief Financial Officer