Form 10-Q
period 2001-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2001-08-14
CIK 854875

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At August 1, 2001, there were outstanding 47,260,849 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                Page Number
                                                                                -----------


PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                           Consolidated Balance Sheets - June 30, 2001                3
                           and December 31, 2000

                           Consolidated Statements of Operations -                    4
                           Three months ended June 30, 2001
                           and  June 30, 2000
                           Six months ended June 30, 2001
                           and June 30, 2000

                           Consolidated Statement of Shareholders' Equity-            5
                           Six months ended June 30, 2001

                           Consolidated Statements of Cash Flows -                    6
                           Six months ended June 30, 2001
                           and June 30, 2000

                           Notes to Consolidated Financial Statements                 7

         Item 2.      Management's Discussion and Analysis of Financial              10
                      Condition and Results of Operations

         Item 3.      Quantitative and Qualitative Disclosures about                 15
                      Market Risk

PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities (not applicable).

         Item 3.      Defaults Upon Senior Securities (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).                             16

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                               17


CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                          June 30,                 December 31,
                                                                                            2001                       2000
                                                                                     ------------------         ------------------


ASSETS

Investment in rental property:
Land                                                                                      $130,277,092              $ 127,440,659
Buildings and property improvements                                                        747,389,914                718,905,719
Furniture and fixtures                                                                      24,298,566                 22,988,397
                                                                                     ------------------         ------------------
                                                                                           901,965,572                869,334,775
Less accumulated depreciation                                                             (110,225,412)               (91,555,114)
                                                                                     ------------------         ------------------
                                                                                           791,740,160                777,779,661

Cash and cash equivalents                                                                   16,013,280                  4,140,641
Prepaid expenses                                                                             1,950,307                  1,396,071
Deferred financing costs, net                                                                4,852,854                  3,603,021
Other assets                                                                                14,081,124                 12,861,301
                                                                                     ------------------         ------------------

               Total Assets                                                               $828,637,725               $799,780,695
                                                                                     ==================         ==================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                                   $ 60,000,000               $ 13,209,908
Notes payable-secured                                                                      409,776,715                245,423,492
Distributions payable                                                                           75,911                  7,102,594
Accounts payable                                                                             1,102,171                    622,371
Accrued expenses                                                                             5,994,352                  9,689,464
Rents received in advance                                                                      244,058                    356,018
Tenant security deposits                                                                     1,275,632                  1,374,884
                                                                                     ------------------         ------------------

               Total Liabilities                                                           478,468,839                277,778,731

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000 shares;
   $25 liquidation preference, Series A Cumulative Convertible Redeemable;
   issued and outstanding 134,952 shares and12,626,834 shares, respectively                 $2,841,653                265,194,014
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 47,106,567 shares
   and 34,926,276 shares, respectively                                                     474,602,095                342,454,886
Deferred compensation                                                                          (34,948)                   (46,996)
Distributions greater than net income                                                     (127,239,914)               (85,599,940)
                                                                                     ------------------         ------------------

               Total Shareholders' Equity                                                  350,168,886                522,001,964
                                                                                     ------------------         ------------------

               Total Liabilities and Shareholders' Equity                                 $828,637,725               $799,780,695
                                                                                     ==================         ==================



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)



                                                             Three Months Ended                    Six Months Ended
                                                          June 30,        June 30,             June 30,         June 30,
                                                            2001            2000                 2001             2000
                                                      ---------------------------------     -------------------------------



REVENUE:
           Rental income                                $ 35,737,575    $ 34,807,328         $ 71,686,595   $ 71,905,243

EXPENSES:
               Property and maintenance                    9,066,642       8,338,507           17,559,112     17,378,781
               Taxes and insurance                         4,455,819       3,788,958            8,648,222      7,816,954
               Property management                           732,099         761,229            1,355,873      1,453,711
               General and administrative                    424,156         520,897              948,591      1,007,219
               Other depreciation                              5,747           5,740               11,494         11,482
               Depreciation of rental property             9,425,148       8,254,160           18,670,298     17,319,770
               Other                                          13,111               -               26,017         20,099
                                                       -----------------------------        ----------------------------

                             Total expenses               24,122,722      21,669,491           47,219,607     45,008,016
                                                       -----------------------------        ----------------------------

Income before interest and dividend income (expense)      11,614,853      13,137,837           24,466,988     26,897,227

   Interest and dividend income                              224,030         286,096              300,001        395,985
   Interest expense                                       (7,110,322)     (4,075,743)         (12,060,779)    (8,727,429)
                                                       -----------------------------        ----------------------------

Income before gains on sales of investments                4,728,561       9,348,190           12,706,210     18,565,783

   Gains on sales of investments                                   -               -                    -     23,406,233
                                                       -----------------------------        ----------------------------

Net income                                               $ 4,728,561     $ 9,348,190         $ 12,706,210   $ 41,972,016

Distributions to preferred shareholders                      (80,039)     (7,418,770)          (7,546,615)   (15,415,970)
Excess consideration paid over book value for
   preferred stock redemption                            (27,491,631)              -          (27,491,631)             -
                                                       -----------------------------        ----------------------------

Net income (loss) available to common shareholders     $ (22,843,109)    $ 1,929,420        $ (22,332,036)  $ 26,556,046
                                                       =============================        ============================

Net income (loss) per share-basic and diluted                $ (0.51)         $ 0.05              $ (0.56)        $ 0.72
                                                       =============================        ============================

Distributions per common share                                $ 0.28          $ 0.28               $ 0.56         $ 0.55
                                                       =============================        ============================



See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                   Preferred Stock
                                                                       Number                         Number of
                                                                     of Shares        Amount            Shares          Amount
                                                                --------------------------------------------------------------------


Balance at December 31, 2000                                          34,926,276    $342,454,886       12,626,834    $265,194,014

Net income                                                                     -               -                -               -
Cash distributions declared to shareholders ($.56  per share)                  -               -                -               -
Distributions for Series A Convertible Preferred Stock                         -               -                -               -
Imputed distributions on Series A Convertible Preferred Stock                  -               -                -         380,612
Exercise of stock options                                                  2,000          19,250                -               -
Purchase of common stock                                              (1,330,900)    (14,438,951)               -               -
Preferred stock converted to common stock                                 30,315         478,975          (19,159)       (478,975)
Issuance of common shares through conversion of Series A
   Convertible Preferred Stock into common stock                      13,214,892     143,249,423      (12,472,723)   (262,253,998)
Excess consideration paid over book value for
   preferred stock redemption                                                  -                                -               -
Amortization of deferred compensation                                          -               -                -               -
Shares issued through dividend reinvestment plan                         263,984       2,838,512                -               -
                                                                --------------------------------------------------------------------

Balance at June 30, 2001                                              47,106,567    $474,602,095          134,952      $2,841,653
                                                                ====================================================================

                                                                                         Distributions
                                                                                            Greater              Total
                                                                       Deferred               than            Shareholders'
                                                                     Compensation          Net Income            Equity
                                                                    ---------------------------------------------------------


Balance at December 31, 2000                                            ($46,996)         ($85,599,940)        $522,001,964

Net income                                                                     -            12,706,209           12,706,209
Cash distributions declared to shareholders ($.56  per share)                  -           (19,307,937)         (19,307,937)
Distributions for Series A Convertible Preferred Stock                         -            (7,166,003)          (7,166,003)
Imputed distributions on Series A Convertible Preferred Stock                  -              (380,612)                   -
Exercise of stock options                                                      -                     -               19,250
Purchase of common stock                                                       -                     -          (14,438,951)
Preferred stock converted to common stock                                      -                     -                    -
Issuance of common shares through conversion of Series A
   Convertible Preferred Stock into common stock                               -                     -         (119,004,575)
Excess consideration paid over book value for
   preferred stock redemption                                                  -           (27,491,631)         (27,491,631)
Amortization of deferred compensation                                     12,048                     -               12,048
Shares issued through dividend reinvestment plan                               -                     -            2,838,512
                                                                    --------------------------------------------------------

Balance at June 30, 2001                                                ($34,948)        ($127,239,914)        $350,168,886
                                                                    ========================================================


See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                           Six Months Ended
                                                                                    June 30,                June 30,
                                                                                      2001                    2000
                                                                                -----------------       ---------------



Cash flow from operating activities:

   Net income                                                                        $12,706,209           $41,972,016

   Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale of rental property                                                           -           (23,406,233)
     Depreciation and amortization                                                    18,681,792            17,331,252
     Amortization of deferred compensation                                                12,048                12,049
     Amortization of deferred financing costs                                            335,306               224,654
     Amortization of mortgage notes payable premium                                     (104,460)             (104,501)
     Changes in operating assets and liabilities:
       Other assets                                                                   (1,785,546)              789,412
       Other liabilities                                                              (3,426,524)          (16,515,164)
                                                                                  --------------        --------------
                              Net cash provided by  operating activities              26,418,825            20,303,485
Cash flow from investing activities:
   Acquistions of rental property                                                    (24,090,147)          (35,603,411)
   Net proceeds from the sale of rental property                                               -           128,182,171
   Capital improvements                                                               (8,540,650)          (16,027,833)
                                                                                  --------------        --------------

                              Net cash provided by (used in)investing
                               activities                                            (32,630,797)           76,550,927

Cash flow from financing activities:

   Proceeds from short-term borrowings                                               127,578,000            93,862,000
   Repayments of short-term borrowings                                               (80,787,908)         (136,362,000)
   Proceeds from secured notes payable                                               164,705,000                     -
   Repayment of secured notes payable                                                   (247,317)             (289,023)
   Shares issued through dividend reinvestment plan
       and exercise of stock options                                                   2,857,762             3,220,448
   Payment of deferred financing costs                                                (1,585,139)             (232,814)
   Purchase of common stock                                                          (14,438,951)          (34,879,071)
   Cash payment for conversion of Series A
      Convertible Preferred Stock into common stock                                 (143,699,299)                    -
   Payment of costs associated with the conversion of Series A
      Convertible Preferred Stock into common stock                                   (2,796,914)                    -
   Cash distributions to operating partnership unitholders                                     -               (50,190)
   Cash distributions paid to preferred shareholders                                 (14,192,686)          (14,033,745)
   Cash distributions paid to common shareholders                                    (19,307,937)          (20,429,385)
                                                                                  --------------        --------------
                              Net cash provided by (used in)financing
                               activities                                             18,084,611          (109,193,780)

                              Increase (decrease) in cash and cash equivalents        11,872,639           (12,339,368)

Cash and cash equivalents, beginning of year                                           4,140,641            16,268,336
                                                                                  --------------        --------------
Cash and cash equivalents, end of period                                             $16,013,280            $3,928,968
                                                                                  ==============        ==============

                      CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the Company's
     December 31, 2000 Annual Report on Form 10-K.

     The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)  Notes Payable
     -------------

     Unsecured

     On April 18, 2001, the Company increased its unsecured line of credit to $100 million from $50 million. The Company borrowed $100 million to fund part of the cash portion of the exchange offer for the Company's Series A Convertible Preferred Shares, described in Note 3. The Company had additional borrowings under its unsecured line of credit of $12 million during 2001. In connection with the secured financings as described below, the Company repaid borrowings on the Company's unsecured line of credit in the amount of $65.2 million during 2001. The increased line of credit bears interest at a variable rate equal to LIBOR plus 90 basis points if the amount outstanding is $50 million or less, and LIBOR plus 120 basis points if the amount is greater than $50 million. The maturity date is December 2002. The unsecured line of credit at June 30, 2001 had an outstanding balance of $60,000,000. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line.

     The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2002. There were no amounts outstanding at June 30, 2001.

     Secured

     On June 25, 2001, the Company placed $8.525 million of secured debt. The loan bears interest at a fixed interest rate of 7.099% per annum with a maturity date of July 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community.

     On June 20, 2001, the Company placed $65 million of secured debt. The loan bears interest at a fixed interest rate of 7.16% per annum with a maturity date of July 2011. The loan is payable in monthly installment, including principal and interest, and is secured by 8 apartment communities. A portion of the proceeds were used to pay down on the

      Company's unsecured line of credit and fund one of the Company's acquisitions.

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

      The aggregate maturities of principal for the five years subsequent to June 30, 2001 are as follows:

                  Year                      Amount
                  --------------------------------
                   2001                   $673,603
                   2002                  2,040,046
                   2003                  9,632,205
                   2004                  5,021,856
                   2005                 11,143,096
                  Thereafter           381,265,909
                                     -------------
                                       409,776,715

(3)   Shareholders' Equity
      --------------------

      Preferred Stock

      On April 18, 2001, the Company completed its tender offer for the Company's outstanding Series A Convertible Preferred Shares ("Exchange Offer"). A total of 12,472,723 preferred shares were validly tendered and not withdrawn pursuant to the Exchange Offer, representing 99% of the issued and outstanding preferred shares. Of the preferred shares tendered, the holders of 742,168 such shares exchanged two common shares for each preferred share and the holders of 11,730,555 shares exchanged one common share and $12.25 in cash for each preferred share. The Company issued a total of 13,214,892 common shares and paid $143.7 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses.

(4)  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:


                                             Three              Six              Three               Six
                                             Months            Months            Months             Months
                                             Ended             Ended             Ended              Ended
                                             6/30/01           6/30/01           6/30/00            6/30/00
                                             -------           -------          -------             -------

      Numerator:
                                           $(22,843,109)    $(22,332,036)       $1,929,420
        Netincome(loss)                                                                            $26,556,046
         available to
        common shareholders
        Numerator for basic
         and diluted earnings
      per share-income
       (loss) available to                  (22,843,109)     (22,332,036)        1,929,420          26,556,046

        common stockholders
         after assumed conversion
      Denominator:
        Denominator for basic
         and diluted
         earnings per share                  44,629,815       39,546,556        35,867,428          36,931,405
         weighted-average shares
      --------------------------------------------------------------------------------------------------------
      Basic and diluted earnings per
      common share                         $       (.51)       $    (.56)       $      .05         $      0.72
      --------------------------------------------------------------------------------------------------------



(5)   Subsequent Events
      -----------------

      On July 27, 2001, the Company placed $15.9 million of secured debt. The loan bears interest at a fixed rate of 7.16% per annum with a maturity date of August 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community.

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

     Results of Operations
     ---------------------

     Income and occupancy
     Substantially all of the Company's income is from the rental operation of apartment communities. The Company's property operations for the six and three months ended June 30, 2001 include the results of operations for the full two quarters from 72 properties acquired before 2001 and from two properties acquired in 2001 from their respective acquisition dates. One of the properties, consisting of 48 apartment units, acquired in 2001 is located next to an existing apartment community owned by the Company. The operations of the acquired property are combined with the existing apartment community.

     Rental income for the six months decreased to $71.7 million in 2001 from $71.9 million in 2000. The decreased rental income is the result of the sale of 16 apartment communities in March 2000 offset in part by rental increases and the prorated rental income from two properties acquired in 2001. For the second quarter of 2001, the Company's rental income of $35.7 million reflected an increase of $930,247, or 2.7%, compared to the same period in 2000. Rental income is expected to increase from the impact of improvements, which were made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's properties averaged 93% for the six months ended June 30, 2001 and 2000. For the second quarter of 2001 and 2000, economic occupancy averaged 92% and 93%, respectively. Overall average rental rates for the portfolio increased 5% from $650 at June 30, 2000, to $682 at June 30, 2001. For the second quarter of 2000 and 2001 average rental rates increased .4% from $657 to $660, respectively. This increase is due to a combination of increased rental rates from new leases and property renovation as well as a lower average rental rate on properties disposed of compared to the remainder of the Company's apartment communities.

     Comparable property operations
     The Company's "same-property" portfolio consists of 69 properties, containing 17,014 apartment units owned by the Company since January 1, 2000, representing approximately 92% of the Company's 18,452 units. During the six months ended June 30, 2001, rental income and operating expenses increased 2% and net operating income increased 3% over the same period in 2000. During the second quarter of 2001, rental income, operating expenses and net operating income increased 2% over the same period in 2000.

     Expenses
     Total expenses, excluding depreciation and general and administrative expenses, for the first six months increased 3% to $27.6 million in 2001 from $26.7 million in 2000. For the second quarter of 2001, these expenses increased to $14.3 million from $12.9 million for the same period in 2000. Majority of the increases are due to the increase in property insurance expense. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 38% and 40% for the six and three months ended June 30, 2001, respectively, and 37% for the same periods in 2000.

     Depreciation expense for the first six months has increased to $18.7 million in 2001 from $17.3 million in 2000. For the second quarter of 2001 and 2000 depreciation expense was $9 million and $8 million, respectively. The increases are associated with capital improvements made in 2000 and 2001.

     General and administrative expenses totaled $948,591, or 1.3% of rental income for the six months ended June 30, 2001 and $1 million, or 1.4% for the same period in 2000. For the second quarter of 2001 and 2000, general and administrative expenses totaled 1.2% and 1.5%, respectively, of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

     Interest and investment income and expense
     The Company's interest income decreased to $300,001 for the six months ended June 30, 2001 from $395,985 for the six months ended June 30, 2000. For the second quarter of 2001, interest income was $224,030 and $286,096 for the same period in 2000. The decrease is due to investment of proceeds from the sale of properties pending tax free exchanges in 2000. The Company incurred interest expense of $12.1 million and $8.7 million during the first six months of 2001 and 2000. For the second quarter of 2001 and 2000, interest expense was $7.1 million and $4.1 million, respectively. The increase is due to an increase in activity on the Company's unsecured line of credit and the additional secured debt which was offset by decreasing interest rates during the periods.

     Liquidity and Capital Resources
     -------------------------------

     The Company's primary sources of liquidity are rental income generated from the properties, proceeds from lines of credit, reinvestment of distributions, and proceeds from secured debt.

     The Company believes rental income generated from the properties and borrowings on its line of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and payment of mortgage debt. At June 30, 2001, the Company had $16 million in cash and cash equivalents.

     In September 2000, the Board of Directors authorized the repurchase of up to $50 million of the Company's common shares. The Company has repurchased
     1.8 million common shares at an average price of $10.86 per share for $19.3 million.

     On April 18, 2001, the Company completed its tender offer for the Company's outstanding Series A Convertible Preferred Shares ("Exchange Offer"). A total of 12,472,723 preferred shares were validly tendered and not withdrawn pursuant to the Exchange Offer, representing 99% of the issued and outstanding Series A Convertible Preferred Shares. Of the Series A Convertible Preferred Shares tendered, the holders of 742,168 such shares exchanged two common shares for each preferred share and the holders of 11,730,555 shares exchanged one common share and $12.25 in cash for each preferred share. The Company issued a total of 13,214,892 common shares and paid $143.2 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses.

     Capital  Requirements
     The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 2001. However, no material commitments existed on August 1, 2001 for the purchase of additional properties. The Company expects to fund the improvements and acquisitions from a variety of sources including equity, excess flow from operations over distributions, and borrowings on its unsecured line of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company believes that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The Company capitalized $8.5 million of improvements to its various properties during the first six months of 2001. It is anticipated that approximately $7 million in additional capital improvements will be completed during 2001 on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. In the first two quarters of 2001, approximately 15%, or $2.8 million, of common stock dividend distributions were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 2001.

    Acquisition
    On June 21, 2001, the Company purchased Chase Gayton Apartments, a 328-unit apartment community, located in Richmond, Virginia for a purchase price of $21.2 million. On May 7, 2001, the Company purchased 48 new apartment units adjacent to the Company's Meadows Apartments in Asheville, North Carolina for $2.85 million. These acquisitions brought the total apartment units to 18,452.

    Notes Payable
    On April 18, 2001, the Company increased its unsecured line of credit to $100 million from $50 million. The Company borrowed $100 million to fund part of the cash portion of the exchange offer for the Company's Series A Convertible Preferred Shares, described in Note 3 to the unaudited consolidated financial statements of the Company. The Company had additional borrowings under its unsecured line of credit of $12 million during 2001. In connection with the secured financings as described below, the Company repaid borrowings on the Company's unsecured line of credit in the amount of $65.2 million during 2001. The increased line of credit bears interest at a variable rate equal to LIBOR plus 90 basis points if the amount outstanding is $50 million or less, and LIBOR plus 120 basis points if the amount is greater than $50 million. The maturity date is December 2002. The unsecured line of credit at June 30, 2001 had an outstanding balance of $60,000,000. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line.


    The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2002. There were no amounts outstanding at June 30, 2001.

    On June 25, 2001, the Company placed $8.525 million of secured debt. The loan bears interest at a fixed interest rate of 7.099% per annum with a maturity date of July 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community.

    On June 20, 2001, the Company placed $65 million of secured debt. The loan bears interest at a fixed interest rate of 7.16% per annum with a maturity date of July 2011. The loan is payable in monthly installment, including principal and interest, and is secured by 8 apartment communities. A portion of the proceeds were used to pay down on the Company's unsecured line of credit and fund one of the Company's acquisitions.

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

    Impact of Inflation
    The Company does not believe that inflation had any significant impact on its operation of the Company in 2001. Future inflation, if any, would likely cause increased operating expenses, but the Company believes that increases in expenses would be more than offset by increases in rental revenues. Continued inflation may also cause capital appreciation of the Company's properties over time, as rental rates and replacement costs increase.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company secured 17 apartment communities with $164.7 million of secured debt with an average fixed interest rate of 7%.

There have been no other material changes since December 31, 2000. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 23, 2001, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company's Board of Directors. The two nominees to the Company's Board of Directors were Penelope W. Kyle and Harry S. Taubenfeld. Each nominee was a current director of the Company and was nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and both nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 31,087,210. The voting results are summarized below:

         Votes For:        30,572,365       Votes Withheld:   514,845
                           ----------                         -------

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits- None

   (b) The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2001, the items reported and the financial statements included in such filings.


         Type and Date
         of Reports                         Items Reported       Financials Statements Filed


         Form 8-K dated                     2,7(c)               None
         March 23, 2001 and filed
         April 9, 2001

         Form 8-K/A dated                   7(c)                 None
         March 23, 2001 and filed
         April 13, 2001

         Form 8-K dated                     2,5,7(c)             None
         April 4, 2001 and filed

         April 19, 2001

         Form 8-K dated                     5                    None
         April 18, 2001 and filed
         April 26, 2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)


DATE:    8-14-01                     BY:  /s/ Stanley J. Olander
     -------------------                 ---------------------------------------
                                     Stanley J. Olander
                                     Vice President and Chief Financial Officer