Form 10-Q
period 2001-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2001-11-14
CIK 854875

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

At November 1, 2001, there were outstanding 47,408,365 shares of common stock, no par value, of the registrant.

                     CORNERSTONE REALTY INCOME TRUST, INC.
                                   FORM 10-Q

                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets - September 30, 2001       3
               and December 31, 2000

               Consolidated Statements of Operations -                4
               Three months ended September 30, 2001 and
               September 30, 2000
               Nine months ended September 30, 2001
               and September 30, 2000

               Consolidated Statement of Shareholders' Equity-        5
               Nine months ended September 30, 2001

               Consolidated Statements of Cash Flows -                6
               Nine months ended September 30, 2001
               and September 30, 2000

               Notes to Consolidated Financial Statements             7

     Item 2.   Management's Discussion and Analysis of Financial     11
               Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about        16
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

Item 1.  Financial Statements (Unaudited)

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               September 30,    December 31,
                                                                                   2001             2000
                                                                               -------------    ------------
ASSETS

Investment in rental property:
Land                                                                           $ 136,063,386    $ 127,440,659
Buildings and property improvements                                              782,109,845      718,905,719
Furniture and fixtures                                                            25,162,125       22,988,397
                                                                               -------------    -------------
                                                                                 943,335,356      869,334,775
Less accumulated depreciation                                                   (119,947,558)     (91,555,114)
                                                                               -------------    -------------
                                                                                 823,387,798      777,779,661

Cash and cash equivalents                                                          9,038,235        4,140,641
Prepaid expenses                                                                   2,544,616        1,396,071
Deferred financing costs, net                                                      5,057,003        3,603,021
Other assets                                                                      16,833,647       12,861,301
                                                                               -------------    -------------

                Total Assets                                                   $ 856,861,299    $ 799,780,695
                                                                               =============    =============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                        $  50,000,000    $  13,209,908
Notes payable-secured                                                            451,316,279      245,423,492
Distributions payable                                                                 75,985        7,102,594
Accounts payable                                                                     540,772          622,371
Accrued expenses                                                                   9,256,115        9,689,464
Rents received in advance                                                            435,947          356,018
Tenant security deposits                                                           1,377,692        1,374,884
                                                                               -------------    -------------

                Total Liabilities                                                513,002,790      277,778,731

Shareholders' equity
Preferred stock, no par value, authorized 25,000,000 shares;
   $25 liquidation preference, Series A Cumulative Convertible Redeemable;
   issued and outstanding 127,974 shares and 12,626,834 shares, respectively       2,694,940      265,194,014
Common stock, no par value, authorized 100,000,000
   shares; issued and outstanding 47,248,152 shares
   and 34,926,276 shares, respectively                                           476,093,543      342,454,886
Deferred compensation                                                                (28,924)         (46,996)
Distributions greater than net income                                           (134,901,050)     (85,599,940)
                                                                               -------------    -------------

                Total Shareholders' Equity                                       343,858,509      522,001,964
                                                                               -------------    -------------

                Total Liabilities and Shareholders' Equity                     $ 856,861,299    $ 799,780,695
                                                                               =============    =============

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended                 Nine Months Ended
                                                       September 30,    September 30,    September 30,    September 30,
                                                            2001            2000              2001             2000
                                                       ------------------------------    ------------------------------
REVENUE:
           Rental income                               $  38,115,083    $  37,530,551    $ 110,785,257    $ 110,058,496

EXPENSES:
                    Property and maintenance               9,441,076        9,787,076       27,983,767       27,788,557
                    Taxes and insurance                    4,117,396        4,204,697       12,765,618       12,021,651
                    Property management                      778,495          666,850        2,134,368        2,120,561
                    General and administrative               397,851          373,233        1,346,442        1,380,452
                    Other depreciation                         7,490            5,741           18,984           17,223
                    Depreciation of rental property        9,722,146        9,143,730       28,392,444       26,463,500
                    Other                                     11,691           10,050           37,708           30,149
                                                       ------------------------------    ------------------------------

                                   Total expenses         24,476,145       24,191,377       72,679,331       69,822,093
                                                       ------------------------------    ------------------------------

Income before interest and dividend income (expense)      13,638,938       13,339,174       38,105,926       40,236,403

   Interest and dividend income                               58,849           36,787          358,850          432,772
   Interest expense                                       (8,008,027)      (4,434,068)     (20,068,806)     (13,161,497)
                                                       ------------------------------    ------------------------------

Income before gains on sales of investments                5,689,760        8,941,893       18,395,970       27,507,678

   Gains on sales of investments
                                                                   -         (248,497)               -       23,157,736
                                                       ------------------------------    ------------------------------

Net income                                             $   5,689,760    $   8,693,396    $  18,395,970    $  50,665,414

Distributions to preferred shareholders
                                                             (75,992)      (7,463,762)      (7,622,607)     (22,879,732)
Excess consideration paid over book value for
   preferred stock redemption
                                                                   -                -      (27,491,631)               -
                                                       ------------------------------    ------------------------------

Net income (loss) available to common shareholders     $   5,613,768    $   1,229,634    $ (16,718,268)   $  27,785,682
                                                       ==============================    ==============================

Net income (loss) per share-basic and diluted          $        0.12    $        0.03    $       (0.40)   $        0.76
                                                       ==============================    ==============================

Distributions per common share                         $        0.28    $        0.28    $        0.84    $        0.83
                                                       ==============================    ==============================

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                                   Preferred Stock
                                                                           Number                     Number of
                                                                         of Shares       Amount        Shares          Amount
                                                                       ------------------------------------------------------------
Balance at December 31, 2000                                             34,926,276  $ 342,454,886      12,626,834   $ 265,194,014

Net income                                                                        -              -               -               -
Cash distributions declared to shareholders ($.84  per share)                     -              -               -               -
Distributions for Series A Convertible Preferred Stock                            -              -               -               -
Imputed distributions on Series A Convertible Preferred Stock                     -              -               -         380,612
Exercise of stock options                                                     2,000         19,250               -               -
Purchase of common stock                                                 (1,355,900)   (14,709,590)              -               -
Preferred stock converted to common stock                                    30,315        478,975         (19,159)       (478,975)
Issuance of common shares through conversion of Series A
   Convertible Preferred Stock into common stock                         13,221,870    143,325,061     (12,479,701)   (262,400,711)
Excess consideration paid over book value for
   preferred stock redemption                                                     -              -               -               -
Amortization of deferred compensation                                             -              -               -               -
Shares issued through dividend reinvestment plan and directors plan         423,591      4,524,961               -               -
                                                                       ------------------------------------------------------------

Balance at September 30, 2001                                            47,248,152  $ 476,093,543         127,974   $   2,694,940
                                                                       ============================================================

                                                                                           Distributions
                                                                                              Greater           Total
                                                                              Deferred          than        Shareholders'
                                                                            Compensation     Net Income         Equity
                                                                        --------------------------------------------------
Balance at December 31, 2000                                                   ($46,996)   ($ 85,599,940)   $ 522,001,964

Net income                                                                            -       18,395,970       18,395,970
Cash distributions declared to shareholders ($.84  per share)                         -      (32,582,849)     (32,582,849)
Distributions for Series A Convertible Preferred Stock                                -       (7,241,988)      (7,241,988)
Imputed distributions on Series A Convertible Preferred Stock                         -         (380,612)               -
Exercise of stock options                                                             -                -           19,250
Purchase of common stock                                                              -                -      (14,709,590)
Preferred stock converted to common stock                                             -                -                -
Issuance of common shares through conversion of Series A
   Convertible Preferred Stock into common stock                                      -                -     (119,075,650)
Excess consideration paid over book value for
   preferred stock redemption                                                         -      (27,491,631)     (27,491,631)
Amortization of deferred compensation                                            18,072                -           18,072
Shares issued through dividend reinvestment plan and directors plan                   -                -        4,524,961
                                                                        --------------------------------------------------
Balance at September 30, 2001                                                  ($28,924)   ($134,901,050)   $ 343,858,509
                                                                        ==================================================

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                     September 30,             September 30,
                                                                                         2000                       2001
                                                                                     -------------              --------------
Cash flow from operating activities:

   Net income                                                                      $   18,395,970              $    50,665,415
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Gain on sale of rental property                                                            -                  (23,157,736)
     Depreciation                                                                      28,411,428                   26,480,723
     Amortization of deferred compensation                                                 18,072                       18,074
     Amortization of deferred financing costs                                             532,559                      342,983
     Amortization of mortgage notes payable premium                                      (169,059)                    (156,690)
     Changes in operating assets and liabilities:
       Other assets                                                                    (5,139,875)                    (830,905)
       Other liabilities                                                                 (417,798)                 (13,369,820)
                                                                                   --------------              ---------------

                              Net cash provided by operating activities                41,631,297                   39,992,044

Cash flow from investing activities:

   Acquistions of rental property                                                     (33,205,060)                 (45,073,106)
   Net proceeds from the sale of rental property                                                -                  127,933,674
   Capital improvements                                                               (14,837,885)                 (25,071,883)
                                                                                   --------------              ---------------

                              Net cash (used in) provided by investing
                                  activities                                          (48,042,945)                  57,788,685

Cash flow from financing activities:

   Proceeds from short-term borrowings                                                132,443,000                  125,351,000
   Repayments of short-term borrowings                                                (95,652,908)                (150,854,000)
   Proceeds from secured notes payable                                                180,605,000                            -
   Repayment of secured notes payable                                                    (500,791)                    (297,883)
   Shares issued through dividend reinvestment plan
       and exercise of stock options                                                    4,544,211                    4,771,815
   Payment of financing costs                                                          (1,986,541)                           -
   Purchase of common stock                                                           (14,709,590)                 (40,175,963)
   Cash payment for conversion of Series A
      Convertible Preferred Stock into common stock                                  (143,784,779)                           -
   Payment of costs associated with the conversion of Series A
      Convertible Preferred Stock into common stock                                    (2,796,914)                           -
   Cash distributions to operating partnership unitholders                                      -                      (50,190)
   Cash distributions paid to preferred shareholders                                  (14,268,597)                 (20,748,506)
   Cash distributions paid to common shareholders                                     (32,582,849)                 (30,379,277)
                                                                                   --------------              ---------------

                              Net cash provided by (used in) financing
                                  activities                                           11,309,242                 (112,383,004)

                              Increase (decrease) in cash and cash equivalents          4,897,594                  (14,602,275)

Cash and cash equivalents, beginning of year                                            4,140,641                   16,268,336
                                                                                   --------------              ---------------

Cash and cash equivalents, end of period                                           $    9,038,235              $     1,666,061
                                                                                   ==============              ===============

See accompanying notes to consolidated financial statements.

                     CORNERSTONE REALTY INCOME TRUST, INC
            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 2001


(1)   Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K.

      Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)   Notes Payable
      -------------

      Unsecured
      On April 18, 2001, the Company increased its unsecured line of credit to $100 million from $50 million. The Company borrowed $100 million to fund part of the cash portion of the exchange offer for the Company's Series A Convertible Preferred Shares, described in Note 3. The Company had additional borrowings under its unsecured line of credit of $12 million during 2001. In connection with the secured financings as described below, the Company repaid borrowings on the Company's unsecured line of credit in the amount of $65.2 million and an additional $10 million during 2001. The line of credit bears interest at a variable rate equal to LIBOR plus 90 basis points if the amount outstanding is $50 million or less, and LIBOR plus 120 basis points if the amount is greater than $50 million. The maturity date is December 2002. The unsecured line of credit at September 30, 2001 had an outstanding balance of $50 million. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line.

      The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2002. There were no amounts outstanding at September 30, 2001.

      Secured
      On September 7, 2001, the Company assumed $25.5 million in mortgage notes in conjunction with the acquisitions of two properties. This mortgage note was recorded at a fair value of $25.9 million at the date of assumption. The difference between the fair value and principal balance is being amortized as an adjustment to interest expense over the term of the respective note. The mortgage note bears interest at a fixed rate of 7.37% per annum and an effective interest rate of 6.75%, including the effect of the fair value adjustment, and a maturity date of

      October 2004. Mortgage notes are due in monthly installments, including principal and interest.

      On July 27, 2001, the Company placed $15.9 million of secured debt. The loan bears interest at a fixed rate of 7.16% per annum with a maturity date of August 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community. The proceeds were used to pay down on the Company's unsecured line of credit.

      On June 25, 2001, the Company placed $8.525 million of secured debt. The loan bears interest at a fixed interest rate of 7.099% per annum with a maturity date of July 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 1 apartment community.

      On June 20, 2001, the Company placed $65 million of secured debt. The loan bears interest at a fixed interest rate of 7.16% per annum with a maturity date of July 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 8 apartment communities. A portion of the proceeds were used to pay down on the Company's unsecured line of credit and fund one of the Company's acquisitions.

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

      The aggregate maturities of principal for the five years subsequent to September 30, 2001, including the fair market adjustment of $1 million, are as follows:

                  Year                 Amount
                  ---------------------------
                  2001           $    531,124
                  2002              2,673,802
                  2003             10,302,792
                  2004             30,005,207
                  2005             11,321,429
                  Thereafter      396,481,925
                                 ------------
                                 $451,316,279
                                 ------------

(3)   Shareholders' Equity
      --------------------

      Preferred Stock
      On April 18, 2001, the Company completed its tender offer for the Company's outstanding Series A Convertible Preferred Shares ("Exchange Offer"). A total of 12,479,701 preferred shares were validly tendered and not withdrawn pursuant to the Exchange Offer, representing 99% of the issued and outstanding preferred shares. At September 30, 2001, 127,974 preferred shares remain outstanding. The preferred shares were listed on the New York Stock Exchange in August 7, 2001. Of the preferred shares tendered, the holders of 742,168 such shares exchanged two common shares for each preferred share and the holders of 11,737,533 shares exchanged one common share and $12.25 in cash for each preferred share. The Company issued a total of 13,221,870 common shares and paid $143.8 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses.

(4)   Earnings Per Share
      ------------------

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                 Three             Nine                                   Nine
                                                 Months            Months        Three Months            Months
                                                 Ended             Ended             Ended               Ended
                                                9/30/01           9/30/01           9/30/00             9/30/00
                                                -------           -------           -------             -------
      Numerator:
        Netincome(loss)
        available to                          $  5,613,768     $(16,718,268)      $ 1,229,634          $27,785,682
        common shareholders
        Numerator for basic
        and diluted earnings per
        share-income
        (loss) available to                      5,613,768      (16,718,268)        1,229,634           27,785,682
        common stockholders
        after assumed conversion
      Denominator:
        Denominator for basic
        and diluted
        earnings pershare                       47,227,335       42,144,022        35,635,629           36,496,327
        weighted-average shares
      Effect of dilutive securities:
        Stock options                               54,663                -            14,993                4,405
        Series A Convertible
        Preferred Stock*
      Denominator for diluted
      earnings per share-adjusted
      weighted-average shares
      and assumed conversions                   47,281,998       42,144,022        35,650,622           36,500,732
     ---------------------------------------------------------------------------------------------------------------
      Basic and diluted earnings per
      common share                            $        .12     $       (.40)      $       .03          $       .76
     ---------------------------------------------------------------------------------------------------------------

         *Series A Convertible Preferred Stock was not included in dilutive earnings per common share calculation since its effect was anti-dilutive.

(5)   Subsequent Events
      -----------------

      On October 1, 2001, the Company purchased seven apartment communities with 1,686 units located in North Carolina for a purchase price of $126.2 million. Two of the apartment communities, with a total of 288, units are currently under construction and are the second phase of two of the five existing properties which were acquired. The purchase price includes the total amount to complete the 288 units. Total consideration for the transaction includes the assumption of $93.6 million in secured financing and the issuance of $32.2 million in the form of operating partnership units, both described below. The Company has an approximately 88% interest as a general partner in Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the "Limited Partnership") which was organized by the Company to acquire the seven properties. The Company entered into an agreement of limited partnership (the "Agreement") with State Trust, LLC, and State Street I, LLC, North Carolina limited liability companies (the "Limited Partner"). Pursuant to the Agreement, the Limited Partner contributed an approximately 12% interest in the property to the Limited Partnership in exchange for a total of 1,262,680 preferred operating partnership units and 1,431,590 non-preferred operating partnership units valued at $32.2 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time and as certain lease-up and stabilization criteria are met. The preferred operating partnership units shall be exchangeable for either cash or shares of common shares on a one-for-one basis, at the Company's option on or after October 1, 2002. The operating partnership units can be exchanged at the option of the holder.

      In conjunction with the acquisitions of seven properties mentioned above, the Company assumed four mortgage notes in the amount of $93.6 million. The debt portion of the transaction includes $46.4 million at a fixed-rate financing of 6.75% secured by three of the five properties and matures May 2011; $15.2 million in variable-rate financing of LIBOR plus 120 basis points secured by one property; and $16 million in variable-rate financing of LIBOR plus 150 basis points secured by one property. Upon completion of the development properties, the Company will also be responsible for $16 million in variable-rate financing of LIBOR plus 135 basis points secured by those properties. Mortgage notes are due in monthly installments, including principal and interest. Scheduled maturities for the variable-rate financings are at various dates through September 2006.

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

     Results of Operations
     ---------------------

     Income and occupancy
     Substantially all of the Company's income is from the rental operation of apartment communities. The Company's property operations for the nine and three months ended September 30, 2001 include the results of operations for the full three quarters from 72 properties acquired before 2001 and from four properties acquired during 2001 from their respective acquisition dates. One of the properties, consisting of 48 apartment homes, acquired in 2001 is located next to an existing apartment community owned by the Company. The operations of the acquired property are combined with the existing apartment community. The two properties acquired in September 2001, are adjacent properties and are operated as one apartment community.

     Rental income for the nine months increased to $110.8 million in 2001 from $110.1 million in 2000. For the third quarter of 2001, the Company's rental income increased to $38.1 million, or 2%, compared to the same period in 2000. The increase in rental income is due to the incremental effect of the 2001 acquisition and rent increases. The increase in the nine-month income is also offset in part by the sale of 16 apartment communities in March 2000. Rental income is expected to increase from the impact of improvements, which were made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's properties averaged 93% for the nine months ended September 30, 2001 and 2000. For the third quarter of 2001 and 2000, economic occupancy averaged 92% and 93%, respectively. Overall average rental rates for the portfolio increased 6% from $650 at September 30, 2000, to $686 at September 30, 2001. For the third quarter of 2000 and 2001 average rental rates increased 2% from $670 to $685, respectively. This increase is due to a combination of increased rental rates from new leases and property renovation as well as a lower average rental rate on properties disposed of compared to the remainder of the Company's apartment communities.

     Comparable property operations
     The Company's "same-property" portfolio consists of 69 properties, containing 17,014 apartment homes owned by the Company since January 1, 2000, representing approximately 90% of the Company's 18,976 units. During the nine months ended September 30, 2001, rental income increased 3%, operating expenses increased 4% and net operating income increased 2% over the same period in 2000. During the third quarter of 2001, rental income increased 2% and operating expenses increased 4% over the same period in 2000 and net operating income remained the same.

     Expenses
     Total expenses, excluding depreciation and general and administrative expenses, for the first nine months increased 2% to $42.9 million in 2001 from $42 million in 2000. For the third quarter of 2001, these expenses were $14.3 million and $14.7 million for the same period in 2000. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 39% and 38% for the nine and three months ended September 30, 2001, respectively, and 38% and 39%, respectively, for the same periods in 2000.

     Depreciation expense for the first nine months has increased to $28.4 million in 2001 from $26.5 million in 2000. For the third quarter of 2001 and 2000 depreciation expense was $9.7 million and $9.1 million, respectively. The increases are attributed to the 2001 acquisitions and capital improvements made in 2001 and 2000.

     General and administrative expenses totaled $1.3 million, or 1.2% of rental income for the nine months ended September 30, 2001 and $1.4 million, or 1.3% for the same period in 2000. For the third quarter of 2001 and 2000, general and administrative expenses totaled 1% of rental income. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's properties.

     Interest and investment income and expense
     The Company's interest income decreased to $358,850 for the nine months ended September 30, 2001 from $432,772 for the nine months ended September 30, 2000. For the third quarter of 2001, interest income was $58,849 and $36,787 for the same period in 2000. The decrease is mainly due to the decreasing interest rates in 2001 compared to 2000. The Company incurred interest expense of $20.1 million and $13.2 million during the first nine months of 2001 and 2000. For the third quarter of 2001 and 2000, interest expense was $8 million and $4.4 million, respectively. The increase is due to an increase in activity on the Company's unsecured line of credit and the additional secured debt which was offset by decreasing interest rates during the periods.

     Liquidity and Capital Resources
     -------------------------------

     The Company's primary sources of liquidity are rental income generated from the properties, proceeds from lines of credit, reinvestment of distributions, and proceeds from secured debt.

     The Company believes rental income generated from the properties and borrowings on its line of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and payment of mortgage debt. At September 30, 2001, the Company had $9 million in cash and cash equivalents.

     In September 2000, the Board of Directors authorized the repurchase of up to $50 million of the Company's common shares. The Company has repurchased
     1.8 million common shares at an average price of $10.86 per share for $19.6 million. For the nine months ended September 30, 2001, the Company has repurchased 1.4 million common shares at an average price of $10.85 per share for $14.8 million.

     On April 18, 2001, the Company completed its tender offer for the Company's outstanding Series A Convertible Preferred Shares ("Exchange Offer"). A total of 12,479,701 preferred shares were validly tendered and not withdrawn pursuant to the Exchange Offer, representing 99% of the issued and outstanding Series A Convertible Preferred Shares. At September 30, 2001, 127,974 preferred shares remain outstanding. The preferred shares were listed on the New York Stock Exchange in August 7, 2001. Of the Series A Convertible Preferred Shares tendered, the holders of 742,168 such shares exchanged two common shares for each preferred share and the holders of 11,737,533 shares exchanged one common share and $12.25 in cash for each preferred share. The Company issued a total of 13,221,870 common shares and paid $143.8 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses.

     Acquisition
     On September 7, 2001, the Company purchased Poplar Place and The Enclave at Poplar Place Apartments, a 324- and 200-unit apartment community, respectively, located in Atlanta, Georgia for a total purchase price of $34.7 million . The Company is operating the adjacent properties as one apartment community. The Company assumed $25.5 millon of mortgage notes in conjunction with the acquisition. On June 21, 2001, the Company purchased Chase Gayton Apartments, a 328-unit apartment community, located in Richmond, Virginia for a purchase price of $21.2 million. On May 7, 2001, the Company purchased 48 new apartment units adjacent to the Company's Meadows Apartments in Asheville, North Carolina for $2.85 million. These acquisitions brought the total apartment units to 18,976.

     On October 1, 2001, the Company purchased seven apartment communities with 1,686 units located in North Carolina for a purchase price of $126.2 million. Two of the apartment communities, with a total of 288 units, are currently under construction and are the second phase of two of the five existing properties which were acquired. Total consideration for the transaction includes the assumption of $93.6 million in secured financing and the issuance of $32.2 million in the form of operating partnership units. (See Note 5 to the consolidated financial statements for further information.)

     Notes Payable
     On April 18, 2001, the Company increased its unsecured line of credit to $100 million from $50 million. The Company borrowed $100 million to fund part of the cash portion of the exchange offer for the Company's Series A Convertible Preferred Shares, described in Note 3 to the unaudited consolidated financial statements. The Company had additional borrowings under its unsecured line of credit of $12 million during 2001. In connection with the secured financings as described below, the Company repaid borrowings on the Company's unsecured line of credit in the amount of $65.2 million and an additional $10 million during 2001. The line of credit bears interest at a variable rate equal to LIBOR plus 90 basis points if the amount outstanding is $50 million or less, and LIBOR plus 120 basis points if the amount is greater than $50 million. The maturity date is December 2002. The unsecured line of credit at September 30, 2001 had an outstanding balance of $50 million. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line.

     The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2002. There were no amounts outstanding at September 30, 2001.

     On September 7, 2001, the Company assumed $25.5 million in mortgage notes in conjunction with the acquisitions of two properties. This mortgage note was recorded at a fair value of $25.9 million at the date of assumption. The difference between the fair value and principal balance is being amortized as a adjustment to interest expense over the term of the respective note. The mortgage note bears interest at a fixed rate of 7.37% per annum and an effective interest rate of 6.75%, including the effect of the fair value adjustment, and a maturity date of October 2004. Mortgage notes are due in monthly installments, including principal and interest.

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

     On June 20, 2001, the Company placed $65 million of secured debt. The loan bears interest at a fixed interest rate of 7.16% per annum with a maturity date of July 2011. The loan is payable in monthly installments, including principal and interest, and is secured by 8 apartment communities. A portion of the proceeds were used to pay down on the Company's unsecured line of credit and fund one of the Company's acquisitions.

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

     In conjunction with the acquisitions of seven properties on October 1, 2001 which is mentioned above, the Company assumed four mortgage notes in the amount of $93.6 million. (See Note 5 to the consolidated financial statements for further information.)

     Capital  Requirements
     The Company has an ongoing capital expenditure commitment to fund its renovation program for recently acquired properties. In addition, the Company is always assessing potential acquisitions and intends to acquire additional properties during 2001. However, no material commitments existed on November 1, 2001 for the purchase of additional properties. The Company expects to fund the improvements and acquisitions from a variety of sources including equity, excess flow from operations over distributions, and borrowings on its unsecured line of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company believes that it will be able to obtain debt financing from a variety of sources, both secured and unsecured.

     The Company capitalized $14.8 million of improvements to its various properties during the first nine months of 2001. It is anticipated that approximately $3 million in additional capital improvements will be completed during 2001 on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. In the first three quarters of 2001, approximately 14%, or $4.5 million, of common stock dividend distributions were reinvested in additional common shares. In general, the Company's liquidity and capital resources are expected to be adequate to meet its cash requirements in 2001.

     Recent Accounting Pronouncements
     On January 1, 2001, Financial Accounting Standards Board Statement No. 138 "Accounting for Derivative Financial Instruments and Hedging Activities" became effective. The Company currently does not have any financial instruments subject to this statement.

     In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

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

    Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company secured 18 apartment communities with $180.6 million of secured debt with an average fixed interest rate of 7.1%. The debt assumed in the amount of $25.5 million has a interest rate of 7.37%. The Company marked this debt to market using interest rates available on similar mortgage loans at the time of assumption, resulting in effective interest expense of 6.75%.

    There have been no other material changes since December 31, 2000. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits-

        Exhibit
        No.        Description
     -----------   -----------
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

  (b) The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 2001, the items reported and the financial statements included in such filings.

        Type and Date
        of Reports                     Items Reported       Financials
                                                            Statements Filed

        Form 8-K dated                 2,7(c)               None
        June 20, 2001 and filed
        July 9, 2001

        Form 8-K/A dated               5                    None
        April 18, 2001 and filed
        July 19, 2001

        Form 8-K/A dated               7                    None
        April 18, 2001 and filed
        August 14, 2001

        Form 8-K/A dated               7(c)                 None
        June 20, 2001 and filed
        August 30, 2001

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Cornerstone Realty Income Trust, Inc.
                     -------------------------------------
                                 (Registrant)



DATE:    11-14-01                            BY: /s/ Stanley J. Olander
     --------------------------------           ----------------------
                                             Stanley J. Olander
                                             Chief Financial Officer