Form 10-K
period 2001-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2002-04-01
CIK 854875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                         Commission File Number
         December 31, 2001                                     1-12875

                      CORNERSTONE REALTY INCOME TRUST, INC.
             (Exact name of registrant as specified in its charter)

                     Virginia                            54-1589139
          (State or other jurisdiction of              I.R.S. Employer
           incorporation or organization)           Identification Number)

        306 East Main Street, Richmond, VA                   23219
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

Series A Convertible Preferred Shares,          New York Stock Exchange
              no par value


           Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                  [_]

Based on the closing sales price of March 15, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $528,867,246.*

On March 15, 2002, there were outstanding approximately 47,818,015 common shares.

--------------------

* In determining this figure, the Company has assumed that all of its officers and directors, and persons known to the Company to be beneficial owners of more than 5% of the Company's common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2001 (the "2001 Annual Report") referred to in
Part II.

The registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders referred to in Part III.


                                     PART I

Introduction

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company or the properties, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's continued qualification as a real estate investment trust ("REIT") involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

Item 1.  Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the "Company") is a Virginia corporation and was incorporated in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental properties commenced on June 1, 1993. The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States. As of December 31, 2001, the Company owned 80 apartment communities, which comprised a total of 20,686 apartment units. The Company's apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The Company's properties are described in Item 2 of this report, which is hereby incorporated herein by reference. The Company, as a general partner, has a partnership interest of approximately 88% interest in Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

The Company is a self-administered and self-managed equity REIT headquartered in Richmond, Virginia. The Company is a fully integrated real estate organization with expertise in the management, acquisition and renovation of apartment communities. The Company maintains an intense focus on the operations of its properties to generate consistent, sustained growth in net operating income, which it believes is the key to growing funds from operations per common share. (Net operating income is generally equal to rental income less rental expenses, excluding depreciation). The Company believes that successful implementation of this strategy will allow it to continue to increase its net operating income from its apartment portfolio. Through renovation and enhanced property management of the apartment communities, the Company strives to increase cash flows, thereby adding value to the underlying real estate.

The Company's objective is to increase distributable cash flow and common share value by:

     . reducing tenant turnover, maintaining and increasing rental rates, maintaining high economic occupancy rates, making value-enhancing and income-producing capital improvements, and controlling operating costs and capital expenditures at the properties
     . Acquiring additional properties at attractive prices that provide the opportunity to improve operating performance through the application of the Company's management, marketing, and renovation programs.

At December 31, 2001, the Company had seven regional property management offices, which were located in the following cities: Atlanta, Georgia; Raleigh and Charlotte, North Carolina; Columbia, South Carolina; Dallas and Fort Worth, Texas; and Richmond, Virginia. As of December 31, 2001, the Company had approximately 650 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems.

Growth through Management and Leasing

To position the Company effectively for continued growth and success in the years ahead, the Company added new enhancements to its management structure and senior management team during 2001. These include a new property operations structure with three geographic operating divisions, each of which is headed by an experienced property management professional. Each division has a team of talented and experienced property management, marketing and training associates to assist every apartment community within the division, and within each apartment community there are trained professionals responsible for property management, sales and marketing, resident services, resident retention and facility maintenance.

The Company seeks to increase net operating income through active property management, which includes keeping rental rates at or above market levels, maintaining high economic occupancy through tenant retention, creating a property identity, effectively marketing each property, and controlling operating expenses at the property level.

Senior management develops the overall management and leasing strategy, including goals and budgets, for each property. To achieve each property's objectives, management delegates significant decision-making responsibility to divisions, regional and on-site employees, thereby instilling in its employees a sense of ownership of their property. Management believes that this strategy is an effective way to maximize each property's potential. To achieve desired results, the Company emphasizes training for its on-site employees. The Company also ties on-site employees' bonuses to both net operating income targets established for their respective properties and the Company's overall financial performance.

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

Operating expenses are controlled at each property by setting budgets at the corporate level and requiring that any expense over budget at a property be approved by management. Purchase discounts are sought at both the corporate level and locally in those areas where the Company has a significant presence. All contracts for goods and services are re-bid annually to ensure competitive pricing. The Company has a preventive maintenance program and the ability to perform work using in-house personnel, which helps the Company to reduce expenses at the properties. For example, the maintenance manager at each property is qualified to perform HVAC and plumbing work which otherwise would be contracted outside the Company. In addition, the Company passes through expenses to tenants by sub-metering of water and sewer to tenants as permitted by local and state regulations.

Growth through Acquisitions, Renovations and Expansion

The Company seeks to generate growth in net operating income through acquisitions by: (a) acquiring under-performing assets at less than replacement cost;(b)correcting operational problems; (c) making selected renovations; (d) increasing economic occupancy; (e) raising rental rates; (f) implementing cost controls; and (g) providing enhanced property and centralized management. In markets that it targets for acquisition opportunities, the Company attempts to gain a significant local presence in order to achieve operating efficiencies. In analyzing acquisition opportunities, the Company considers acquisitions of property portfolios as well as individual properties.

The Company analyzes specific criteria in connection with a proposed acquisition. These criteria include: (a) the market in which a property is located and whether it has a diversified economy, stable employment base and increasing average household income; (b) the property's current and projected cash flow and expected ability to increase net operating income; (c) the condition and design of the property and whether the property can benefit from renovations; (d) historical and projected occupancy rates; (e) the geographic location in light of the Company's diversification objectives; and (f) the purchase price of the property as it relates to the cost of new construction.

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

During 2000, the Company began development at two apartment communities, Cape Landing and Clarion Crossing, both on existing land owned by the Company and adjoining existing properties. The Company capitalizes costs incurred during the development of the assets (including interest, property taxes, and other direct and indirect costs) when the development commences and ends when the asset is ready for leasing.

The Company classifies land relating to construction in progress as land on its balance sheet. Capitalized interest and real estate taxes aggregated approximately $166,313 and $138,413 during 2001 and 2000, respectively. Land associated with construction in progress was $3.7 million and $1.1 million as of December 31, 2001 and 2000, respectively.

On March 10, 2000, the Company closed the sale of 16 properties containing 3,609 apartment units for $136.5 million. The sale resulted in a gain of $22.9 million for financial reporting purposes. A portion of the proceeds of the sale were used to pay down the Company's variable-rate credit facility and the remaining funded $35 million of tax free property exchanges.

During 2001, the Company purchased 10 apartment communities, comprising 2,610 apartment homes, for purchase prices totaling $184.6 million. One of the apartment communities acquired is combined with an existing apartment community owned by the Company and 2 are adjacent to each other and are operated as 1 apartment community.

Acquisition of Apple Residential Income Trust, Inc.

On July 23, 1999, the Company completed the acquisition of Apple Residential Income Trust, Inc. ("Apple"), which owned 29 apartment communities, containing 7,503 apartment homes. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting for financial reporting purposes. The acquisition was structured as a merger of Apple into a wholly-owned subsidiary of the Company. The aggregate purchase price was approximately $311 million. Under the terms of the merger agreement, each Apple shareholder received 0.4 share of the company's $25 Series A Convertible Preferred Shares for each share of Apple common stock. A total of 12.7 million shares of the Company's Series A Convertible

Preferred Shares were issued as a result of the merger. In addition, the Company assumed approximately $32 million of Apple's debt with an effective interest rate of approximately 6.475%. No goodwill was recorded as a result of this transaction.

Operating Partnership

In October 2001, the Company formed and became the sole general partner of Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the "Limited Partnership"). As general partner, the Company held approximately 88% of the total partnership interest at December 31, 2001. Also in October 2001, the Limited Partnership acquired five apartment communities, with a total of 1,398 apartment homes located in North Carolina for a purchase price of $100.2 million. The total consideration for the transaction included the assumption of $77.6 million in secured financing, the issuance of $22.2 million in the form of operating partnership units (described below) and a deposit of $0.4 million. The Company entered into an agreement of limited partnership (the "Agreement") with State Street, LLC and State Street I, LLC, both of which are North Carolina limited liability companies (collectively, the "Limited Partner"). Pursuant to the Agreement, the Limited Partner contributed property to the Limited Partnership in exchange for a total of 1.3 million preferred operating partnership units and 0.6 million non-preferred operating partnership units valued at $22.2 million. The non-preferred operating partnership units will convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. The preferred operating partnership units can be exchanged at the option of the holder. The preferred operating partnership units will be exchangeable for either cash or common shares on a one-for-one basis, at the Company's option, on or after October 1, 2002.

Commitments

In connection with the acquisition of the five apartment communities, the Company has committed to acquire two additional apartment communities, which involve a total of two additional phases for existing properties and will contain a total of 286 apartment homes (currently under construction), if certain criteria are met. The purchase price of $26 million includes the assumption of $16 million variable rate financing bearing interest at LIBOR plus 135 basis points and the issuance of 0.8 million non-preferred operating partnership units valued at $10 million. The non-preferred operating partnership units will convert into preferred operating partnership units once certain criteria are met. The preferred operating partnership units will be exchangeable for either cash or common shares on a one-for-one basis, at the Company's option, on or after October 1, 2002. The Company is not obligated to acquire the two apartment communities until the construction is completed and certain lease-up and stabilization criteria are met.

Financing Policy

The Company's objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares, the Company may obtain capital from lines of credit or other secured or unsecured borrowings.

During the year ended December 31, 2001, the Company obtained $206.9 million in new fixed rate mortgage notes. Interest rates on the 2001 mortgage notes obtained range from 6.42% to 7.16%. The notes require monthly installments, including either principal and interest or interest only and are secured by 20 apartment communities. These financings are from two separate commercial lenders. At the request of the lenders, these financings were provided to new wholly-owned subsidiaries of the Company, which were formed for the special purpose of receiving the financial proceeds and holding the mortgaged properties. All of the financings are reflected on the audited consolidated financial statements of the Company.

In conjunction with the acquisition of four apartment communities in 2001, the Company assumed $71.9 million in fixed rate mortgage notes. The notes are due in monthly installments, including principal and interest. One of the mortgage notes in the amount of $25.5 million was recorded at a fair value of $25.9 million at the date of assumption. The difference between the fair value and principal balance is being amortized as an adjustment to interest expense over the term of the note. The mortgage note bears interest at a fixed rate of 7.37% per annum and an effective interest rate of 6.75%, including the effect of the fair value adjustment, and a maturity date of October 2004. The Company assumed $31.2 million in variable rate mortgage notes in conjunction with the acquisition of two apartment communities in 2001. The notes require monthly payments of interest only.

During the year ended December 31, 2000, the Company obtained $141 million of fixed rate secured debt. The note requires payments of interest only and is secured by 15 apartment communities.

During the year ended December 31, 1999, the Company placed $73.5 million of fixed rate secured debt. The note is secured by 10 properties. The note requires payments of interest only. In connection with the Apple merger, the Company assumed six mortgage notes with a principal amount of $30.8 million. These mortgages were recorded at a fair value of $32 million at the date of assumption. The difference between the fair value and the principal is being amortized as an adjustment to interest expense over the term of the respective notes. Prepayment penalties apply for early retirements. Mortgage notes payable are due in monthly installments, including principal and interest.

On April 18, 2001, the Company obtained a $50 million extension on its existing $50 million unsecured line of credit with a commercial bank. The existing unsecured line of credit matures December 2002 and bears interest at LIBOR plus 90 basis points. During the period of time in which a portion of the extension is outstanding, the entire outstanding balance of the unsecured line of credit bears interest at LIBOR plus 120 basis points. The Company borrowed $100 million on the unsecured line of credit to fund part of the cash portion of the exchange offer for the Company's Series A Convertible Preferred Shares. The Company repaid the $50 million extension in June and July 2001 with proceeds from the secured financings described above. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. The unsecured line of credit at December 31, 2001 and 2000 had an outstanding balance of $50 million and $13 million, respectively.

The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date was extended to February 1, 2003. At December 31, 2001, borrowings were $5 million and there was no outstanding balance at December 31, 2000 under this arrangement.

Environmental Matters

In connection with each of its property acquisitions, the Company obtains a Phase I Environmental Report, and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties which have not been or are not currently being remediated as necessary.

Item 2.  Properties

As of December 31, 2001, the Company owned 80 apartment communities, which comprised a total of 20,686 apartment units. Those apartment communities were located in Georgia (6 communities), North Carolina (28 communities), South Carolina (5 communities), Texas (29 communities), and Virginia (12 communities).

The following table sets forth specific information regarding the Company's apartment communities and their respective units:

                                                                                      Initial         Total
                                          Year           Date of        Encum-      Acquisition   Investment at    Number
Property                  Location        Completed    Acquisition      brances        Cost        12-31-01(1)    of Units
--------                  --------        ---------    -----------      -------        ----        -----------    --------
Georgia
-------

 Ashley Run ............  Atlanta         1987        April 1997               (10)  $18,000,000     $21,067,376    348
 Stone Brook ...........  Atlanta         1986        October 1997             (10)    7,850,000       9,411,012    188
 Carlyle Club ..........  Atlanta         1974        April 1997               ---    11,580,000      14,197,515    243
 Dunwoody Springs ......  Atlanta         1981        July 1997                ---    15,200,000      20,951,024    350
 Poplar Place ..........  Atlanta         1989 /      September         25,826,610    34,650,000      37,068,382    524
                                          1995        2001
 Spring Lake ...........  Morrow          1986        August 1998              (10)    9,000,000      10,382,008    188

 North Carolina
 --------------

 The Meadows ...........  Asheville       (6)         (6)                      ---    17,836,000      19,524,586    392
 Beacon Hill ...........  Charlotte       1985        May 1996                 ---    13,579,203      16,577,955    349
 Bridgetown Bay ........  Charlotte       1986        April 1996               ---     5,025,000       6,270,552    120
 Charleston Place ......  Charlotte       1986        May 1997                 (10)    9,475,000      10,747,754    214
 Greystone Crossing ....  Charlotte       1998 / 2000 May 2000                 ---    26,800,000      27,597,113    408
 Heatherwood ...........  Charlotte       (3)         (3)               16,250,000    17,630,457      27,071,091    476
 Meadow Creek ..........  Charlotte       1984        May 1996           9,557,272    11,100,000      13,304,851    250
 Paces Glen ............  Charlotte       1986        July 1996                ---     7,425,000       8,711,573    172
 Legacy Park ...........  Charlotte       2001        October 2001      16,200,000    21,888,522      22,361,477    288
 Timber Crest ..........  Charlotte       2000        October 2001      15,313,500    19,076,149      19,707,332    282
 Summerwalk ............  Concord         1983        May 1996           6,000,000     5,660,000       8,049,516    160
 Deerfield .............  Durham          1985        November 1996     10,185,122    10,675,000      11,831,786    204
 The Landing ...........  Durham          1984        May 1996                 ---     8,345,000      10,467,942    200
 Parkside at Woodlake     Durham          1996        September                ---    14,663,886      15,699,817    266
                                                      1996
 Signature Place .......  Greenville      1981        August 1996              ---     5,462,948       7,725,848    171

                                                                     December        Year-to-Date
                                                                      Average          Economic
                                                                  Rent Per Month     Occupancy (9)
                                         Total         Average    --------------     ------------
                                      Investment      Unit Size       (8)
                                      Per Unit at      (Square         -
Property                  Location     12-31-01(1)      Feet)     2000(2)   2001   2000(2)   2001
--------                  --------     -----------      -----     -------   ----   -------   ----
Georgia
-------

 Ashley Run ............  Atlanta         $60,538        1150       822      800     93%      90%
 Stone Brook ...........  Atlanta          50,059         937       733      699     93%      90%
 Carlyle Club ..........  Atlanta          58,426        1089       802      748     93%      91%
 Dunwoody Springs ......  Atlanta          59,860         948       760      746     95%      94%
 Poplar Place ..........  Atlanta          70,741        1079       728     1790     92%      87%

 Spring Lake ...........  Morrow           55,223        1009       728      691     92%      91%

 North Carolina
 --------------

 The Meadows ...........  Asheville        49,808        1033       673      708     94%      93%
 Beacon Hill ...........  Charlotte        47,501         734       632      618     92%      91%
 Bridgetown Bay ........  Charlotte        52,255         867       668      604     92%      92%
 Charleston Place ......  Charlotte        50,223         806       638      606     92%      91%
 Greystone Crossing ....  Charlotte        67,640         927       695      660     88%      92%
 Heatherwood ...........  Charlotte        56,872        1186       657      651     93%      92%
 Meadow Creek ..........  Charlotte        53,219         860       652      607     90%      91%
 Paces Glen ............  Charlotte        50,649         907       632      633     90%      90%
 Legacy Park ...........  Charlotte        77,644        1004       ---     1620     ---      78%
 Timber Crest ..........  Charlotte        69,884         983       ---     1864     ---      85%
 Summerwalk ............  Concord          50,309         963       668      626     94%      90%
 Deerfield .............  Durham           57,999         888       793      797     94%      95%
 The Landing ...........  Durham           52,340         960       697      685     95%      96%
 Parkside at Woodlake ..  Durham           59,022         865       732      712     93%      91%

 Signature Place .......  Greenville       45,180        1037       595      598     95%      92%

                                                                                    Initial         Total
                                        Year           Date of        Encum-      Acquisition   Investment at    Number
Property                Location        Completed    Acquisition      brances        Cost        12-31-01(1)    of Units
--------                --------        ---------    -----------      -------        ----        -----------    --------
 Highland Hills ....... Raleigh         1987        September         14,775,000    12,100,000      15,079,971    264
                                                    1996
 Clarion Crossing ..... Raleigh         1972        September                ---    10,600,000      13,685,962    228
                                                    1997
 Remington Place ...... Raleigh         1985        October 1997             (10)    7,900,000       8,842,840    136
 St. Regis ............ Raleigh         1986        October 1997             (10)    9,800,000      11,043,587    180
 The Trestles ......... Raleigh         1987        December 1994            ---    10,350,000      12,011,949    280
 The Timbers .......... Raleigh         1983        June 1998                ---     8,100,000       9,199,470    176
 Trinity Commons ...... Raleigh         2000        October 2001      17,877,343    22,088,181      22,606,680    288
 Glen Eagles .......... Winston-Salem   (7)         (7)                      ---    16,887,653      18,478,256    310
 Mill Creek ........... Winston-Salem   1984        September                ---     8,550,000      10,139,396    220
                                                    1995
 Stone Point .......... Charlotte       1986        January 1998             (10)    9,700,000      10,523,752    192
 Pinnacle Ridge ....... Asheville       1951        April 1998         4,987,919     5,731,150       7,244,516    168
 Autumn Park .......... Greensboro      2001        October 2001      15,000,000    20,074,327      20,447,992    264
 St. Andrews .......... Wilmington      1998        October 2001      13,117,339    17,068,136      17,625,685    276

South Carolina
--------------

 Westchase ............ Charleston      1985        January 1997             (10)   11,000,000      13,876,702    352
 Hampton Pointe ....... Charleston      1986        March 1998               (10)   12,225,000      15,677,670    304
 The Arbors at Windsor
 Lake ................. Columbia        1991        January 1997             (10)   10,875,000      12,111,457    228
 Stone Ridge .......... Columbia        1975        December 1993            ---     3,325,000       6,420,603    191
 Cape Landing ......... Myrtle Beach    1998        October 1998             ---    17,100,000      20,895,404    288

Virginia
--------

 Trophy Chase ......... Charlottesville (5)         (5)               15,000,000    12,628,991      18,654,551    425
 Greenbrier ........... Fredericksburg  1970/1990   October 1996      12,750,000    11,099,525      12,750,050    258
 Tradewinds ........... Hampton         1988        November 1995     11,062,118    10,200,000      12,258,631    284

                                                                        December       Year-to-Date
                                                                        Average          Economic
                                                                     Rent Per Month     Occupancy (9)
                                           Total         Average     --------------     -------------
                                         Investment      Unit Size        (8)
                                        Per Unit at      (Square           -
Property                Location          12-31-01         Feet)     2000(2)   2001   2000(2)    2001
--------                --------          --------         -----     -------   ----   -------    ----
 Highland Hills ....... Raleigh               57,121        1000       842      863      95%      96%

 Clarion Crossing ..... Raleigh               60,026         769       675      647      93%      93%

 Remington Place ...... Raleigh               65,021        1098       795      769      93%      92%
 St. Regis ............ Raleigh               61,353         840       733      679      95%      90%
 The Trestles ......... Raleigh               42,900         776       621      599      92%      87%
 The Timbers .......... Raleigh               52,270         745       651      623      91%      91%
 Trinity Commons ...... Raleigh               78,495         962       ---     1854               89%
 Glen Eagles .......... Winston-Salem         59,607         978       701      644      86%      88%
 Mill Creek ........... Winston-Salem         46,088         897       597      584      88%      91%

 Stone Point .......... Charlotte             54,811         848       687      643      93%      91%
 Pinnacle Ridge ....... Asheville             43,122         885       588      603      94%      96%
 Autumn Park .......... Greensboro            77,455         983       ---     1878     ---       93%
 St. Andrews .......... Wilmington            63,861         900       ---     1662     ---       94%

South Carolina
--------------

 Westchase ............ Charleston            39,422         706       594      585      93%      94%
 Hampton Pointe ....... Charleston            51,571        1035       701      656      93%      88%
 The Arbors at Windsor
 Lake ................. Columbia              53,120         966       653      632      94%      90%
 Stone Ridge .......... Columbia              33,616        1047       581      553      91%      86%
 Cape Landing ......... Myrtle Beach          72,553         933       658      610      93%      92%

Virginia
--------

 Trophy Chase ......... Charlottesville       43,893         803       673      701      93%      94%
 Greenbrier ........... Fredericksburg        49,419         851       719      759      97%      98%
 Tradewinds ........... Hampton               43,164         930       687      706      93%      93%

                                                                                    Initial         Total
                                        Year           Date of        Encum-      Acquisition   Investment at    Number
Property                Location        Completed    Acquisition      brances        Cost        12-31-01(1)    of Units
--------                --------        ---------    -----------      -------        ----        -----------    --------
Ashley Park...........  Richmond        1988        March 1996         9,500,000    12,205,000      13,698,278    272
Hampton Glen..........  Richmond        1986        August 1996              ---    11,599,931      13,620,168    232
Trolley Square........  Richmond        (4)         (4)                9,500,000    10,242,575      14,152,047    325
Arbor Trace...........  Virginia Beach  1985        March 1996         5,000,000     5,000,000       6,284,915    148
Harbour Club..........  Virginia Beach  1988        May 1994           8,475,000     5,250,000       7,126,590    214
Mayflower Seaside.....  Virginia Beach  1950        October 1993      10,500,000     7,634,144      12,192,525    263
The Gables............  Richmond        1987        July 1998          8,000,000    11,500,000      13,254,051    224
Chase Gayton..........  Richmond        1984        June 2001         15,855,434    21,175,000      21,600,048    328
Waterford.............  Richmond        1989        December 2001     16,875,000    22,500,000      22,777,691    312

Texas
-----

Brookfield............  Dallas          1984        July 1999                ---     8,014,533       8,490,180    232
Toscana...............  Dallas          1986        July 1999          5,250,000     7,334,023       7,540,212    192
Paces Cove............  Dallas          1982        July 1999         11,126,896    11,712,879      12,393,153    328
Timberglen............  Dallas          1984        July 1999          9,500,000    13,220,605      14,085,559    304
Summertree............  Dallas          1980        July 1999          7,750,000     7,724,156       8,637,493    232
Devonshire............  Dallas          1978        July 1999          3,777,613     7,564,892       8,307,034    144
The Courts on Pear
Ridge.................  Dallas          1988        July 1999         10,575,000    11,843,691      12,204,025    242
Eagle Crest...........  Irving          1983/       July 1999         15,000,000    21,566,317      22,504,120    484
                                        1985
Remington Hills.......  Irving          1984/       July 1999         14,250,000    20,921,219      25,528,454    362
                                        1985
Estrada Oaks..........  Irving          1983        July 1999          9,431,324    10,786,882      11,399,728    248
Aspen Hills...........  Arlington       1979        July 1999                ---     7,223,722       7,872,562    240
Mill Crossing.........  Arlington       1979        July 1999                ---     5,269,792       5,661,754    184
Polo Run..............  Arlington       1984        July 1999                ---     7,556,647       9,092,073    224
Cottonwood............  Arlington       1985        July 1999          6,034,336     6,271,756       7,280,522    200
Burney Oaks...........  Arlington       1985        July 1999          8,495,448     9,965,236      10,881,776    240
Copper Crossing.......  Fort Worth      1981        July 1999                ---    11,776,983      12,870,441    400
The Arbors on Forest
Ridge.................  Bedford         1986        July 1999          6,250,000     9,573,954       9,935,417    210
Park Village..........  Bedford         1983        July 1999          8,500,000     8,224,541       8,945,300    238


                                                                  December       Year-to-Date
                                                                  Average          Economic
                                                              Rent Per Month     Occupancy (9)
                                          Total     Average   --------------     -------------
                                        Investment  Unit Size       (8)
                                       Per Unit at  (Square         ---
Property                Location         12-31-01     Feet)    2000(2)   2001   2000(2)    2001
--------                --------         --------     -----    -------   ----   -------    ----
Ashley Park...........  Richmond             50,361    765       657     669      95%      94%
Hampton Glen..........  Richmond             58,708    788       751     726      93%      94%
Trolley Square........  Richmond             43,545    589       650     660      98%      97%
Arbor Trace...........  Virginia Beach       42,466    850       686     651      91%      91%
Harbour Club..........  Virginia Beach       33,302    813       686     692      91%      92%
Mayflower Seaside.....  Virginia Beach       46,359    698       758     757      96%      98%
The Gables............  Richmond             59,170    700       702     688      92%      90%
Chase Gayton..........  Richmond             65,854    949       ---     743      ---      94%
Waterford.............  Richmond             73,005    995       ---     1582     ---      96%

Texas
-----

Brookfield............  Dallas               36,596    714       581     607      95%      97%
Toscana...............  Dallas               39,272    601       571     565      95%      93%
Paces Cove............  Dallas               37,784    670       595     644      93%      91%
Timberglen............  Dallas               46,334    728       639     637      92%      91%
Summertree............  Dallas               37,231    575       552     555      97%      93%
Devonshire............  Dallas               57,688    876       727     703      91%      92%
The Courts on Pear
Ridge.................  Dallas               50,430    774       710     718      96%      95%
Eagle Crest...........  Irving               46,496    887       682     667      92%      92%

Remington Hills.......  Irving               70,521    957       843     798      93%      90%

Estrada Oaks..........  Irving               45,967    771       643     638      92%      95%
Aspen Hills...........  Arlington            32,802    671       550     555      91%      92%
Mill Crossing.........  Arlington            30,770    691       548     536      92%      92%
Polo Run..............  Arlington            40,590    854       641     644      97%      94%
Cottonwood............  Arlington            36,403    751       578     595      95%      93%
Burney Oaks...........  Arlington            45,341    794       678     660      94%      92%
Copper Crossing.......  Fort Worth           32,176    739       520     532      88%      93%
The Arbors on Forest
Ridge.................  Bedford              47,312    804       664     673      91%      90%
Park Village..........  Bedford              37,585    647       569     594      95%      96%

                                                                                    Initial         Total
                                        Year           Date of        Encum-      Acquisition   Investment at    Number
Property                Location        Completed    Acquisition      brances        Cost        12-31-01(1)    of Units
--------                --------        ---------    -----------      -------        ----        -----------    --------
Wildwood..............  Euless          1984        July 1999          3,388,397     4,471,294       4,781,051      120
Main Park.............  Duncanville     1984        July 1999          8,436,111     9,082,967       9,521,974      192
Pace's Point..........  Lewisville      1985        July 1999          7,650,618    12,980,245      13,505,672      300
Silver Brook I........  Grand Prairie   1982        July 1999         15,597,482    15,709,893      17,767,295      472
Silver Brook II.......  Grand Prairie   1984        July 1999          2,888,530     5,808,250       6,414,505      170
Grayson Square II.....  Grapevine       1986        July 1999          6,370,518    12,210,121      13,299,898      250
Grayson Square I......  Grapevine       1985        July 1999          6,657,318     9,948,959      11,445,728      200
Meridian..............  Austin          1988        July 1999          2,887,412     7,539,224       8,552,435      200
Canyon Hills..........  Austin          1996        July 1999         12,675,000    12,512,502      12,842,228      229
Cutter's Point........  Richardson      1978        July 1999          6,250,000     9,859,840      11,102,704      196
Sierra Ridge..........  San Antonio     1981        July 1999          4,750,000     6,624,666       8,395,007      230
                                                                   -----------------------------------------------------

                                                                    $554,599,660  $938,731,567  $1,074,266,247   20,686

                                                                 December        Year-to-Date
                                                                  Average          Economic
                                                              Rent Per Month     Occupancy (9)
                                           Total     Average  --------------     -------------
                                        Investment  Unit Size       (8)
                                       Per Unit at  (Square         ---
Property                Location         12-31-01     Feet)    2000(2)   2001  2000(2)    2001
--------                --------         --------     -----    -------   ----  -------    ----
Wildwood..............  Euless              39,842    755       662     638      89%      94%
Main Park.............  Duncanville         49,594    939       779     805      98%      95%
Pace's Point..........  Lewisville          45,019    762       669     703      94%      95%
Silver Brook I........  Grand Prairie       37,643    842       598     610      95%      92%
Silver Brook II.......  Grand Prairie       37,732    741       557     565      93%      90%
Grayson Square II.....  Grapevine           53,200    850       740     741      94%      92%
Grayson Square I......  Grapevine           57,229    840       728     725      95%      94%
Meridian..............  Austin              42,762    741       664     668      97%      95%
Canyon Hills..........  Austin              56,080    799       784     782      98%      94%
Cutter's Point........  Richardson          56,646   1010       785     806      96%      93%
Sierra Ridge..........  San Antonio         36,500    751       524     500      92%      92%
                                       ------------------------------------------------------------

                                           $51,932    869      $673    $779      93%      92%

Notes to table of properties:

(1) "Total Investment" includes the purchase price of the property plus real estate commissions, closing costs and improvements capitalized since the date of acquisition, excluding Apple properties. The Apple properties include the allocated purchase price at the time of the merger and improvements capitalized since the merger.
(2) An open item denotes that the Company did not own the property during the period indicated.
(3) Heatherwood Apartments is comprised of Heatherwood (completed in 1980) and Italian Village and Villa Marina Apartments (completed in 1980), acquired in September 1996 and August 1997, respectively, at a cost of $10,205,457 and $7,425,000. They are adjoining properties and are operated as one apartment community.
(4) Trolley Square Apartments is comprised of Trolley Square East Apartments (completed in 1964) and Trolley Square West Apartments (completed in
        1965) acquired in June 1996 and December 1996, respectively, at a cost of $6,000,000 and $4,242,575. They are adjacent properties and are operated as one apartment community.
(5) Trophy Chase is comprised of Trophy Chase (completed in 1970) and Hunter's Creek (completed in 1970) acquired in April 1996 and July 1999, respectively, at a cost of $3,710,000 and $8,918,991.
(6) The Meadows is comprised of The Meadows (completed in 1974), the Enclave (completed in 2000) and Phase II Enclave (completed in 2001) acquired in January 1996, March 2000 and May 2001,respectively, at a cost of $6,200,000, $8,786,000 and $2,850,000.
(7) Glen Eagles is comprised of Glen Eagles (completed in 1990) and Prestwick (completed in 2000) acquired in October 1995 and September 2000, respectively, at a cost of $7,300,000 and $9,587,653.
(8) Average rent per month reflects December's monthly gross potential less concessions, model units, employee units, vacancies and bad debt expense divided by the property's number of units.
(9) Economic Occupancy percentage reflects Adjusted Schedule Rent divided by Adjusted Gross Potential where Adjusted Gross Potential consists of Gross Potential net of concessions, model unit costs, and employee unit costs, and Adjusted Schedule Rent consists of Adjusted Gross Potential net of vacancies and bad debt expense.
(10) $73.5 million of secured debt secured by 10 properties which are individually noted.


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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Shares

The Company's common shares are traded on the New York Stock Exchange ("NYSE"). The common shares were listed on the NYSE under the symbol "TCR" on April 18, 1997. Before that date, there was no active trading market for the common shares. The following table sets forth the high and low sale prices on the NYSE for the common shares (as reported by the NYSE) and the cash distributions declared and paid for each quarterly period indicated. On March 15, 2002, the last reported sale price on the NYSE was $11.06 per common share.

                                                            Cash Distribution
                                 High            Low        per Common Share
                                 ----            ---        ----------------
      2000
      ----

      First Quarter             $11.625       $ 9.0625          $0.27
      Second Quarter             10.875         9.50             0.28
      Third Quarter              10.9375        9.9375           0.28
      Fourth Quarter             11.125        10.3125           0.28

      2001
      ----

      First Quarter             $11.25        $10.30            $0.28
      Second Quarter             11.60         10.20             0.28
      Third Quarter              11.45         10.50             0.28
      Fourth Quarter             11.55         10.51             0.28


Distributions of $45,905,786 and $40,251,087 were made to the shareholders during 2001 and 2000, respectively.

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

For federal income tax purposes, distributions paid to common shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the Company's current and accumulated earnings and profits. Distributions which exceed the Company's current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder's basis in his common shares and reduce the shareholder's basis in the common shares. To the extent that a distribution exceeds both the Company's current and accumulated earnings and profits and the shareholder's basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder's common shares. The Company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 2001, approximately 32% of distributions on common shares represented a return of capital and 68% ordinary income.

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "Plan") which allows any record holder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2001, 2000, and 1999, $6.5 million, $6.1 million, and $9.2 million, respectively, were provided through the reinvestment of distributions.

In addition, the Plan has a direct purchase feature in which investors may acquire common shares by making cash payments of up to $5,000 per month. During 2001, direct purchases accounted for $497,888.86 of the proceeds raised under the Plan.

During 2000, the Company completed its initial $50 million common share repurchase program which was authorized by the Board of Directors in September 1999. The Board subsequently authorized, in September 2000, the repurchase of up to an additional $50 million of the Company's common shares. Pursuant to the additional authorization, the Company has, as of December 31, 2001, repurchased
1.9 million common shares at an average price of $10.86 per share for $20.8 million. For the year ended December 31, 2001, the Company repurchased 1.4 million common shares at an average price of $10.85 per share for $14.7 million.

On March 15, 2002, the Company's common shares were held by 1,067 shareholders of record.

Preferred Shares

The Company issued Series A Convertible Preferred Shares in July 1999. The company imputed dividends calculated as the present value difference between the perpetual preferred stock distribution and the stated distribution rate. The imputed dividend is reflected as additional non-cash preferred stock distributions. The Company declared and paid total distributions of $2.3088 per share on the Series A Convertible Preferred Shares during 2001.

On April 18, 2001, the Company completed a tender offer for the Company's outstanding Series A Convertible Preferred Shares ("Exchange Offer"). A total of
12.5 million preferred shares were tendered, representing 99% of the issued and outstanding preferred shares. Of the preferred shares tendered, the holders of
0.7 million such shares received two common shares for each preferred share and the holders of 11.7 million shares received one common share and $12.25 in cash for each preferred share. The Company issued a total of 13.2 million common shares and paid $143.8 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses, and is included on the statement of operations as a reduction to arrive at net loss available to common shareholders. The preferred shares were listed on the New York Stock Exchange on August 7, 2001 and trade under the symbol "TCR-PR." At December 31, 2001, a total of 127,974 preferred shares remained outstanding.

Item 6.  Selected Financial Data

For the information called for by this item, see the information in Exhibit 13, 2001 Annual Report, under the caption "Selected Financial Data" on page 14 thereof, which information is hereby incorporated by reference herein.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.

Item 7/7A. Management's Discussion and Analysis of Financial Condition and Results of Operations / Quantitative and Qualitative Disclosures About Market Risk

For the information called for by this item, see the information in Exhibit 13, 2001 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 22 thereof, which information is hereby incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of the report

         1.  Financial Statements

         The following consolidated financial statements of the registrant are hereby included in Item 8 and incorporated herein by reference from
         Exhibit 13 (2001 Annual Report).

                  Independent Auditors' Report
                  Ernst & Young LLP

                  Consolidated Balance Sheets
                  As of December 31, 2001 and 2000

                  Consolidated Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

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

         3.  Exhibits

         Incorporated herein by reference are the exhibits listed under "Exhibit Index" immediately following the signature page of this report.

(b)      Reports on Form 8-K

         A Current Report on Form 8-K/A filed on December 14, 2001 was the only current report filed by the Company during the fourth quarter of 2001.

                                  SCHEDULE III
                    Real Estate And Accumulated Depreciation
                           (As of December 31, 2001)

                                                                                                       Subsequent
                                                                           Initial Cost                Capitalized
                               Encum-              -----------------------------------------------------------------------------
      Description             brances                     Land                   Bldg. & Impr.               Impr.
--------------------------------------------------------------------------------------------------------------------------------
1) Mayflower Seaside           10,500,000                 $ 2,258,169               $  5,375,975              $ 4,558,381
* Virginia Beach, VA
* Multi-family housing
* Retail shops

2) Stone Ridge                          -                 $   374,271               $  2,950,729              $ 3,095,603
* Columbia, SC
* Multi-family housing

3) Harbour Club                 8,475,000                 $ 1,019,895               $  4,230,105              $ 1,876,590
* Virginia Beach, VA
* Multi-family housing

4) The Trestles                         -                 $ 2,650,884               $  7,699,116              $ 1,661,949
* Raleigh, NC
* Multi-family housing

5) Mill Creek                           -                 $ 1,368,000               $  7,182,000              $ 1,589,396
* Winston Salem
* Multi-family housing

6) Glen Eagles                          -                 $ 1,095,000               $  6,205,000              $ 1,590,603
Prestwick                                                 $ 2,492,790               $  7,094,863
* Winston-Salem, NC
* Multi-family housing

7)Tradewinds                   11,062,118                 $ 1,428,000               $  8,772,000              $ 2,058,631
* Hampton, VA
* Multi-family housing

(8)The Meadows                          -                 $   186,000               $  6,014,000              $ 1,688,586
Enclave                                                   $   351,440               $  8,434,560
Phase 2 Section 2                                         $   114,000               $  2,736,000
* Asheville, NC
* Multi-family housing

9) Ashley Park                  9,500,000                 $ 1,586,650               $ 10,618,350              $ 1,493,278
* Richmond, VA
* Multi-family housing

10) Arbor Trace                 5,000,000                 $ 1,100,000               $  3,900,000              $ 1,284,915
* Virginia Beach, VA
* Multi-family housing

11) Bridgetown Bay                                        $   603,000               $  4,422,000              $ 1,245,552
* Charlotte, NC
* Multi-family housing

12) Trophy Chase               15,000,000                 $ 2,455,980               $ 10,173,011              $ 6,025,560
* Charlottesville, VA
* Multi-family housing

13) Beacon Hill                         -                 $ 3,121,587               $ 10,457,616              $ 2,998,752
* Charlotte, NC
* Multi-family housing

14)Summerwalk                   6,000,000                 $ 1,528,200               $  4,131,800              $ 2,389,516
* Concord, NC
* Multi-family housing


                                              Gross Amount Carried
                                -----------------------------------------------------------------------------------
                                 Land                    Bldg. & Impr.                       Total                  Acc. Dep.
                                -------------------------------------------------------------------------------------------------
1) Mayflower Seaside          $ 2,343,577                $  9,848,948                        $ 12,192,525       $  2,691,834
* Virginia Beach, VA
* Multi-family housing
* Retail shops

2) Stone Ridge                $   374,292                $  6,046,311                        $  6,420,603       $  2,125,917
* Columbia, SC
* Multi-family housing

3) Harbour Club               $ 1,020,275                $  6,106,315                        $  7,126,590       $  2,966,938
* Virginia Beach, VA
* Multi-family housing

4) The Trestles               $ 2,686,006                $  9,325,943                        $ 12,011,949       $  2,852,399
* Raleigh, NC
* Multi-family housing

5) Mill Creek                 $ 1,417,614                $  8,721,782                        $ 10,139,396       $  2,143,146
* Winston Salem
* Multi-family housing

6) Glen Eagles                $ 3,382,649                $ 15,095,607                        $ 18,478,256       $  2,370,328
Prestwick
* Winston-Salem, NC
* Multi-family housing

7)Tradewinds                  $ 1,436,890                $ 10,821,741                        $ 12,258,631       $  2,684,803
* Hampton, VA
* Multi-family housing

(8)The Meadows                $   625,251                $ 18,899,335                        $ 19,524,586       $  2,374,643
Enclave
Phase 2 Section 2
* Asheville, NC
* Multi-family housing

9) Ashley Park                $ 1,589,251                $ 12,109,027                        $ 13,698,278       $  2,848,747
* Richmond, VA
* Multi-family housing

10) Arbor Trace               $ 1,130,750                $  5,154,165                        $  6,284,915       $  1,339,794
* Virginia Beach, VA
* Multi-family housing

11) Bridgetown Bay            $   624,233                $  5,646,319                        $  6,270,552       $  1,325,238
* Charlotte, NC
* Multi-family housing

12) Trophy Chase              $ 2,483,638                $ 16,170,913                        $ 18,654,551       $  2,881,430
* Charlottesville, VA
* Multi-family housing

13) Beacon Hill               $ 3,076,213                $ 13,501,742                        $ 16,577,955       $  2,926,653
* Charlotte, NC
* Multi-family housing

14)Summerwalk                 $ 1,565,050                $  6,484,466                        $  8,049,516       $  1,610,681
* Concord, NC
* Multi-family housing

                          Date of             Date
                           Const.           Acquired          Dep. Life
                          ------------------------------------------------------------
1) Mayflower Seaside        1950         Oct. 26, 1993       27.5 yrs.
* Virginia Beach, VA
* Multi-family housing
* Retail shops

2) Stone Ridge              1975         Dec. 8, 1993        27.5 yrs.
* Columbia, SC
* Multi-family housing

3) Harbour Club             1988         May 1, 1994         27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

4) The Trestles             1987         Dec. 30, 1994       27.5 yrs.
* Raleigh, NC
* Multi-family housing

5) Mill Creek               1984         Sept. 1, 1995       27.5 yrs.
* Winston Salem
* Multi-family housing

6) Glen Eagles              1990         Oct. 1, 1995        27.5 yrs.
Prestwick                   2000         Sept. 11, 2000      27.5 yrs.
* Winston-Salem, NC
* Multi-family housing

7)Tradewinds                1988         Nov. 1, 1995        27.5 yrs.
* Hampton, VA
* Multi-family housing

(8)The Meadows              1974         Jan. 31, 1996       27.5 yrs.
Enclave                     2000         Mar. 16, 2000       27.5 yrs.
Phase 2 Section 2           2001         May 7, 2001         27.5 yrs.
* Asheville, NC
* Multi-family housing

9) Ashley Park              1988         March 1, 1996       27.5 yrs
* Richmond, VA
* Multi-family housing

10) Arbor Trace             1985         March 1, 1996       27.5 yrs.
* Virginia Beach, VA
* Multi-family housing

11) Bridgetown Bay          1986         April 1, 1996       27.5 yrs.
* Charlotte, NC
* Multi-family housing

12) Trophy Chase            1970         April 1, 1996       27.5 yrs.
* Charlottesville, VA
* Multi-family housing

13) Beacon Hill             1985         May 1, 1996         27.5 yrs.
* Charlotte, NC
* Multi-family housing

14)Summerwalk               1983         May 1, 1996          27.5 yrs.
* Concord, NC
* Multi-family housing

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2001) (continued)

                                                                          Subsequently
                                  Encum-            Inital Cost           Capitalized      Gross Amount Carried
                                           ----------------------------------------------------------------------------------------
            Description           brances      Land        Bldg. & Impr.     Impr.           Land     Bldg. & Impr.       Total
-----------------------------------------------------------------------------------------------------------------------------------
15) The Landing                          -   $ 1,001,400   $ 7,343,600    $ 2,122,942    $ 1,023,951    $ 9,443,991    $10,467,942
* Raleigh, NC
* Multi-family housing

16) Meadow Creek                 9,557,272   $ 1,110,000   $ 9,990,000    $ 2,204,851    $ 1,134,435    $12,170,416    $13,304,851
* Pineville, NC
* Multi-family housing

17) Trolley Square               9,500,000   $ 1,620,000   $ 4,380,000    $ 3,909,472    $ 2,817,604    $11,334,443    $14,152,047
Trolley Square West                          $ 1,145,495   $ 3,097,080
* Richmond, VA
* Multi-family housing

19) Paces Glen                           -   $ 2,153,250   $ 5,271,750    $ 1,286,573    $ 2,226,400    $ 6,485,173    $ 8,711,573
* Charlotte, NC
* Multi-family housing

20) Signature Place                      -   $   491,665   $ 4,971,283    $ 2,262,900    $   502,648    $ 7,223,200    $ 7,725,848
* Greenville, NC
* Multi-family housing

21) Hampton Glen                         -   $ 1,391,992   $10,207,939    $ 2,020,237    $ 1,419,188    $12,200,980    $13,620,168
* Richmond, VA
* Multi-family housing

22) Heatherwood                 16,250,000   $ 2,449,310   $ 7,756,147    $ 9,440,634    $ 4,186,843    $22,884,248    $27,071,091
Italian Village/Villa Marina                 $ 1,707,750   $ 5,717,250
* Charlotte, NC
* Multi-family housing

23) Highland Hills              14,775,000   $ 1,210,000   $10,890,000    $ 2,979,971    $ 1,198,725    $13,881,246    $15,079,971
* Carrboro, NC
* Multi-family housing

24) Parkside at Woodlake                 -   $ 2,932,778   $11,731,108    $ 1,035,931    $ 2,884,918    $12,814,899    $15,699,817
* Durham, NC
* Multi-family housing

25) Greenbrier                  12,750,000   $   998,957   $10,100,568    $ 1,650,525    $ 1,009,699    $11,740,351    $12,750,050
* Fredericksburg, VA
* Multi-family housing

26) Deerfield                   10,185,122   $   427,000   $10,248,000    $ 1,156,786    $   430,416    $11,401,370    $11,831,786
* Durham, NC
* Multi-family housing

27) The Arbors at Windsor Lake           -   $   978,750   $ 9,896,250    $ 1,236,457    $   994,426    $11,117,031    $12,111,457
* Columbia, SC
* Multi-family housing

28) Westchase                            -   $ 1,980,000   $ 9,020,000    $ 2,876,702    $ 2,012,328    $11,864,374    $13,876,702
* Charleston, SC
* Multi-family housing

29) Carlyle Club                         -   $ 3,589,800   $ 7,990,200    $ 2,617,515    $ 3,607,026    $10,590,489    $14,197,515
* Lawrenceville, GA
* Multi-family housing

                                                Date of        Date
     Description                   Acc. Dep      Const.       Acquired    Dep. Life
-----------------------------------------------------------------------------------
15) The Landing                  $ 2,276,696     1984        May 1, 1996  27.5 yrs.
* Raleigh, NC
* Multi-family housing

16) Meadow Creek                 $ 2,682,759     1984       May 31, 1996  27.5 yrs.
* Pineville, NC
* Multi-family housing

17) Trolley Square               $ 2,871,045     1968      June 25, 1996  27.5 yrs.
Trolley Square West                              1964      Dec. 31, 1996  27.5 yrs.
* Richmond, VA
* Multi-family housing

19) Paces Glen                   $ 1,408,339     1986      July 19, 1996  27.5 yrs.
* Charlotte, NC
* Multi-family housing

20) Signature Place              $ 1,870,159     1981     August 1, 1996  27.5 yrs.
* Greenville, NC
* Multi-family housing

21) Hampton Glen                 $ 2,644,411     1986     August 1, 1996  27.5 yrs.
* Richmond, VA
* Multi-family housing

22) Heatherwood                  $ 4,866,982     1980      Sept. 1, 1996  27.5 yrs.
Italian Village/Villa Marina                     1980      Aug. 29, 1997
* Charlotte, NC
* Multi-family housing

23) Highland Hills               $ 3,210,257     1987     Sept. 27, 1996  27.5 yrs.
* Carrboro, NC
* Multi-family housing

24) Parkside at Woodlake         $ 2,718,337     1996      Aug. 31, 1996  27.5 yrs.
* Durham, NC
* Multi-family housing

25) Greenbrier                   $ 2,655,089     1980       Oct. 1, 1996  27.5 yrs.
* Fredericksburg, VA
* Multi-family housing

26) Deerfield                    $ 2,309,264     1985       Nov. 1, 1996  27.5 yrs.
* Durham, NC
* Multi-family housing

27) The Arbors at Windsor Lake   $ 2,231,768     1991       Jan. 1, 1997  27.5 yrs.
* Columbia, SC
* Multi-family housing

28) Westchase                    $ 2,555,459     1985      Jan. 15, 1997  27.5 yrs.
* Charleston, SC
* Multi-family housing

29) Carlyle Club                 $ 2,179,956     1974     Apr. 30, 1997   27.5 yrs.
* Lawrenceville, GA
* Multi-family housing

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2001) (continued)

                                                                           Subsequently
                                                      Initial Cost         Capitalized     Gross Amount Carried
                          Encum-         -------------------------------------------------------------------------------------------
          Description     brances           Land           Bldg. & Impr.       Impr.        Land         Bldg. & Impr.      Total
------------------------------------------------------------------------------------------------------------------------------------
30) Ashley Run                         -     $3,780,000     $14,220,000      $3,067,376     $3,793,621    $17,273,755    $21,067,376
* Norcross, GA
* Multi-family housing

31) Charleston Place                   -     $1,516,000     $7,959,000       $1,272,754     $1,534,603    $ 9,213,151    $10,747,754
* Charlotte, NC
* Multi-family housing

32) Dunwoody Springs                   -     $3,648,000     $11,552,000      $5,751,024     $3,662,295    $17,288,729    $20,951,024
* Dunwoody, GA
* Multi-family housing

33) Clarion Crossing                   -     $3,180,000     $ 7,420,000      $3,085,962     $5,424,439    $ 8,261,523    $13,685,962
* Raleigh, NC
* Multi-family housing

34) Stone Brook                        -     $1,570,000     $ 6,280,000      $1,561,012     $1,582,468    $ 7,828,544    $ 9,411,012
* Norcross, GA
* Multi-family housing

35) St. Regis                          -     $2,156,000     $ 7,644,000      $1,243,587     $2,170,353    $ 8,873,234    $11,043,587
* Raleigh, NC
* Multi-family housing

36) Remington Place                    -     $1,422,000     $ 6,478,000      $  942,840     $1,433,610    $ 7,409,230    $ 8,842,840
* Raleigh, NC
* Multi-family housing

37) Stone Point                        -     $1,164,000     $ 8,536,000      $  823,752     $1,119,156    $ 9,404,596    $10,523,752
* Charlotte, NC
* Multi-family housing

38) Pinnacle Ridge             4,987,919     $1,547,410     $ 4,183,740      $1,513,366     $1,572,517    $ 5,671,999    $ 7,244,516
* Ashville, NC
* Multi-family housing

39) Hampton Point                      -     $1,589,250     $10,635,750      $3,452,670     $1,651,535    $14,026,135    $15,677,670
* Charleston, SC
* Multi-family housing

40) The Timbers                        -     $1,944,000     $ 6,156,000      $1,099,470     $1,955,740    $ 7,243,730    $ 9,199,470
* Raleigh, NC
* Multi-family housing

41) The Gables                 8,000,000     $2,185,000     $ 9,315,000      $1,754,051     $2,200,818    $11,053,233    $13,254,051
* Richmond, VA
* Multi-family housing

42) Spring Lake                        -     $  900,000     $ 8,100,000      $1,382,008     $  907,577    $ 9,474,431    $10,382,008
* Morrow, GA
* Multi-family housing

43) Cape Landing                       -     $1,026,000     $16,074,000      $3,795,404     $2,225,794    $18,669,610    $20,895,404
* Myrtle Beach, SC
* Multi-family housing

44) Brookfield                         -     $1,624,051     $ 6,390,482      $  475,647     $1,584,112    $ 6,906,068    $ 8,490,180
* Dallas, TX
* Multi-family housing

                                                 Date of       Date
                               Acc Dep.          Const.      Acquired       Dep. Life
                             -----------------------------------------------------------
30) Ashley Run                  $3,338,857       1987      Apr. 30, 1997    27.5 yrs.
* Norcross, GA
* Multi-family housing

31) Charleston Place            $1,751,706       1986       May 13, 1997    27.5 yrs.
* Charlotte, NC
* Multi-family housing

32) Dunwoody Springs            $3,267,097       1981      July 25, 1997    27.5 yrs.
* Dunwoody, GA
* Multi-family housing

33) Clarion Crossing            $1,416,232       1972      Sept. 30, 1997   27.5 yrs.
* Raleigh, NC
* Multi-family housing

34) Stone Brook                 $1,399,465       1986      Oct. 31, 1997    27.5 yrs.
* Norcross, GA
* Multi-family housing

35) St. Regis                   $1,409,392       1986      Oct. 31, 1997    27.5 yrs.
* Raleigh, NC
* Multi-family housing

36) Remington Place             $1,199,753       1985      Oct. 31, 1997    27.5 yrs.
* Raleigh, NC
* Multi-family housing

37) Stone Point                 $1,509,486       1986      Jan. 15, 1998    27.5 yrs.
* Charlotte, NC
* Multi-family housing

38) Pinnacle Ridge              $  858,344       1951      April 1, 1998    27.5 yrs.
* Ashville, NC
* Multi-family housing

39) Hampton Point               $2,202,289       1986       Mar 31, 1998    27.5 yrs.
* Charleston, SC
* Multi-family housing

40) The Timbers                 $1,110,286       1983       June 4, 1998    27.5 yrs.
* Raleigh, NC
* Multi-family housing

41) The Gables                  $1,636,197       1987       July 2, 1998    27.5 yrs.
* Richmond, VA
* Multi-family housing

42) Spring Lake                 $1,342,253       1986      Aug. 12, 1998    27.5 yrs.
* Morrow, GA
* Multi-family housing

43) Cape Landing                $2,494,150     1997/1998   Oct. 16, 1998    27.5 yrs.
* Myrtle Beach, SC
* Multi-family housing

44) Brookfield                  $  890,726       1984      July 23, 1999    27.5 yrs.
* Dallas, TX
* Multi-family housing

SCHEDULE III
REAL ESTATE AND ACCUMULATION DEPRECIATION (As of December 31, 2001) (continued)

                                                                      Subsequently
                                                   Initial Cost       Capitalized       Gross Amount Carried
                                Encum-      ---------------------------------------  --------------------------
      Description               brances        Land      Bldg. A Impr.     Impr.        Land      Bldg. & Impr.    Total
---------------------------------------------------------------------------------------------------------------------------
45) Eagle Crest               15,000,000    $4,038,424   $17,527,893    $  937,803   $4,038,424   $18,465,696   $22,504,120
* Irving, TX
* Multi-family housing

46) Aspen Apartments                   -    $1,129,071   $ 6,094,651    $  648,840   $1,129,071   $ 6,743,491   $ 7,872,562
* Arlington, TX
* Multi-family housing

47) Mill Crossing                      -    $  803,095   $ 4,466,697    $  391,962   $  803,061   $ 4,858,693   $ 5,661,754
* Arlington, TX
* Multi-family housing

48) Polo Run                           -    $  936,682   $ 6,619,965    $1,535,426   $  936,579   $ 8,155,494   $ 9,092,073
* Arlington, TX
* Multifamily housing

49) Wildwood Apartments        3,388,397    $  881,479   $ 3,589,815    $  309,757   $  881,538   $ 3,899,513   $ 4,781,051
* Euless, TX
* Multi-family housing

50) Toscana Apartments         5,250,000    $  998,938   $ 6,335,085    $  206,189   $1,048,886   $ 6,491,326   $ 7,540,212
* Dallas, TX
* Multi-family housing

51) Arbors on Forest Ridge     6,250,000    $  862,803   $ 8,711,151    $  361,463   $1,012,320   $ 8,923,097   $ 9,935,417
* Bedford, TX
* Multi-family housing

52) Paces Cove                11,126,896    $2,259,317   $ 9,453,562    $  680,274   $2,219,403   $10,173,750   $12,393,153
* Dallas, TX
* Multi-family housing

53) Remington Hills           14,250,000    $4,509,071   $16,412,148    $4,607,235   $4,209,108   $21,319,346   $25,528,454
* Irving, TX
* Multi-family housing

54) Copper Crossing                    -    $1,782,562   $ 9,994,421    $1,093,458   $1,778,407   $11,092,034   $12,870,441
* Fort Worth, TX
* Multi-family housing

55) Main Park                  8,436,111    $  619,641   $ 8,463,326    $  439,007   $  670,947   $ 8,851,027   $ 9,521,974
* Duncanville, TX
* Multi-family housing

56) Timberglen                 9,500,000    $2,563,522   $10,657,083    $  864,954   $2,548,094   $11,537,465   $14,085,559
* Dallas, TX
* Multi-family housing

57) Silver Brook I            15,597,482    $3,352,896   $12,356,997    $2,057,402   $3,321,137   $14,446,158   $17,767,295
* Grand Prairie, TX
* Multi-family housing

58) Summer Tree                7,750,000    $3,338,748   $ 4,385,408    $  913,337   $3,156,485   $ 5,481,008   $ 8,637,493
* Dallas, TX
* Multi-family housing

59) Park Village               8,500,000    $  928,744   $ 7,295,797    $  720,759   $  954,542   $ 7,990,758   $ 8,945,300
* Bedford, TX
* Multi-family housing

                                             Date of          Date
                             Acc. Dep.        Const.        Acquired             Dep. Life
------------------------------------------------------------------------------------------
45) Eagle Crest              $1,950,418        1983        July 23, 1999         27.5 yrs.
* Irving, TX
* Multi-family housing

46) Aspen Apartments         $1,280,598        1979        July 23, 1999         27.5 yrs.
* Arlington, TX
* Multi-family housing

47) Mill Crossing            $  733,981        1979        July 23, 1999         27.5 yrs.
* Arlington, TX
* Multi-family housing

48) Polo Run                 $1,064,345        1984        July 23, 1999         27.5 yrs.
* Arlington, TX
* Multifamily housing

49) Wildwood Apartments      $  567,394        1984        July 23, 1999         27.5 yrs.
* Euless, TX
* Multi-family housing

50) Toscana Apartments       $  772,258        1986        July 23, 1999         27.5 yrs.
* Dallas, TX
* Multi-family housing

51) Arbors on Forest Ridge   $1,028,958        1986        July 23, 1999         27.5 yrs.
* Bedford, TX
* Multi-family housing

52) Paces Cove               $1,206,819        1982        July 23, 1999         27.5 yrs.
* Dallas, TX
* Multi-family housing

53) Remington Hills          $2,356,923        1984        July 23, 1999         27.5 yrs.
* Irving, TX
* Multi-family housing

54) Copper Crossing          $1,532,278      1980/1981     July 23, 1999         27.5 yrs.
* Fort Worth, TX
* Multi-family housing

55) Main Park                $1,026,118        1984        July 23, 1999         27.5 yrs.
* Duncanville, TX
* Multi-family housing

56) Timberglen               $1,455,262        1984        July 23, 1999         27.5 yrs.
* Dallas, TX
* Multi-family housing

57) Silver Brook I           $1,947,570        1982        July 23, 1999         27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

58) Summer Tree              $  848,577        1980        July 23, 1999         27.5 yrs.
* Dallas, TX
* Multi-family housing

59) Park Village             $1,025,536        1983        July 23, 1999         27.5 yrs.
* Bedford, TX
* Multi-family housing

                                      -21-

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2001) (continued)

                                                                            Subsequently
                               Encum-                      Intial Cost      Capitalized       Gross Amount Carried
                                           -----------------------------------------------------------------------------------------
          Description          brances           Land        Bldg. & Impr.     Impr.          Land       Bldg. & Impr.    Total
------------------------------------------------------------------------------------------------------------------------------------
60) Cottonwood                  6,034,336    $   474,344    $ 5,797,412    $ 1,008,766    $   473,616     $ 6,806,906   $ 7,280,522
* Arlington, TX
* Multi-family housing

61) Devonshire                  3,777,613    $ 1,892,165    $ 5,672,727    $   742,142    $ 1,893,378     $ 6,413,656   $ 8,307,034
* Dallas, TX
* Multi-family housing

62) Paces Point                 7,650,618    $ 2,132,795    $10,847,450    $   525,427    $ 2,132,694     $11,372,978   $13,505,672
* Lewisville, TX
* Multi-family housing

63) The Meridian                2,887,412    $   531,832    $ 7,007,392    $ 1,013,211    $   531,468     $ 8,020,967   $ 8,552,435
* Austin, TX
* Multi-family housing

64) Grayson II                  6,370,518    $   962,939    $11,247,182    $ 1,089,777    $ 1,009,974     $12,289,924   $13,299,898
* Grapevine, TX
* Multi-family housing

65) Silver Brook II             2,888,530    $ 1,202,745    $ 4,605,505    $   606,255    $ 1,177,125     $ 5,237,380   $ 6,414,505
* Grand Prairie, TX
* Multi-family housing

66) Estrada Oaks                9,431,324    $ 1,939,650    $ 8,847,232    $   612,846    $ 1,929,226     $ 9,470,502   $11,399,728
* Irving, TX
* Multi-family housing

67) Burney Oaks                 8,495,448    $ 1,063,277    $ 8,901,959    $   916,540    $ 1,063,211
* Arlington, TX                                                                                           $ 9,818,565   $10,881,776
* Multi-family housing

68) Cutter's Point              6,250,000    $ 2,001,796    $ 7,858,044    $ 1,242,864    $ 2,001,916
* Richardson, TX                                                                                          $ 9,100,788   $11,102,704
* Multi-family housing

69) The Courts on Pear Ridge   10,575,000    $ 2,360,962    $ 9,482,729    $   360,334    $ 2,360,995
* Dallas, TX                                                                                              $ 9,843,030   $12,204,025
* Multi-family housing

70) Sierra Ridge                4,750,000    $   611,683    $ 6,012,983    $ 1,770,341    $   610,950     $ 7,784,057   $ 8,395,007
* San Antonio, TX
* Multi-family housing

71) Grayson I                   6,657,318    $   770,541    $ 9,178,418    $ 1,496,769    $   767,275     $10,678,453   $11,445,728
* Grapevine, TX
* Multi-family housing

72) Canyon Hills               12,675,000    $ 1,233,883    $11,278,619    $   329,726    $ 1,235,408     $11,606,820   $12,842,228
* Austin, TX
* Multi-family housing

73) Greystone Crossing                  -    $ 1,340,000    $25,460,000    $   797,113    $ 1,331,815     $26,265,298   $27,597,113
* Charlotte, NC
* Multi-family housing

74) Chase Gayton               15,855,434    $ 2,541,000    $18,634,000    $   425,048    $ 2,554,622     $19,045,426   $21,600,048
* Richmond, VA
* Multi-family housing

                                           Date of      Date
          Description          Acc. Dep.   Const.     Acquired      Dep. Life
--------------------------------------------------------------------------------
60) Cottonwood               $   845,761      1985   July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing

61) Devonshire               $   913,495      1978   July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

62) Paces Point              $ 1,339,259      1985   July 23, 1999   27.5 yrs.
* Lewisville, TX
* Multi-family housing

63) The Meridian             $   959,950      1988   July 23, 1999   27.5 yrs.
* Austin, TX
* Multi-family housing

64) Grayson II               $ 1,377,155      1986   July 23, 1999   27.5 yrs.
* Grapevine, TX
* Multi-family housing

65) Silver Brook II          $   685,512      1984   July 23, 1999   27.5 yrs.
* Grand Prairie, TX
* Multi-family housing

66) Estrada Oaks             $ 1,087,217      1983   July 23, 1999   27.5 yrs.
* Irving, TX
* Multi-family housing

67) Burney Oaks              $ 1,186,519      1985   July 23, 1999   27.5 yrs.
* Arlington, TX
* Multi-family housing

68) Cutter's Point           $ 1,187,573      1978   July 23, 1999   27.5 yrs.
* Richardson, TX
* Multi-family housing

69) The Courts on Pear Ridge $ 1,062,581      1988   July 23, 1999   27.5 yrs.
* Dallas, TX
* Multi-family housing

70) Sierra Ridge             $   920,534      1981   July 23, 1999   27.5 yrs.
* San Antonio, TX
* Multi-family housing

71) Grayson I                $ 1,176,147      1985   July 23, 1999   27.5 yrs.
* Grapevine, TX
* Multi-family housing

72) Canyon Hills             $ 1,161,615      1996   July 23, 1999   27.5 yrs.
* Austin, TX
* Multi-family housing

73) Greystone Crossing       $ 1,654,436 1998\2000     May 8, 2000   27.5 yrs.
* Charlotte, NC
* Multi-family housing

74) Chase Gayton             $   408,579      1984   June 21, 2001   27.5 yrs.
* Richmond, VA
* Multi-family housing

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2001) (continued)

                                                                                  Subsequently
                                   Encum-                   Initial Cost          Capitalized        Gross Amount Carried
                                              ---------------------------------------------------------------------------------
      Description                  brances        Land           Bldg. & Impr.      Impr.           Land        Bldg. & Impr.
-------------------------------------------------------------------------------------------------------------------------------
75) Poplar Place                  25,826,610  $  5,544,000       $ 29,106,000   $  2,418,382    $  5,783,450    $ 31,284,932
* Kennesaw, GA
* Multi-family housing

76) Autumn Park                   15,000,000  $  2,007,433       $ 18,066,894   $    373,665    $  2,017,709    $ 18,430,283
* Greensboro, NC
* Multi-family housing

77) Legacy Park                   16,200,000  $  1,313,311       $ 20,575,211   $    472,955    $  1,400,223    $ 20,961,254
* Charlotte, NC
* Multi-family housing

78) Timber Crest                  15,313,500  $  1,144,569       $ 17,931,580   $    631,183    $  1,333,077    $ 18,374,255
* Charlotte, NC
* Multi-family housing

79) Trinity Commons               17,877,343  $  2,429,700       $ 19,658,481   $    518,499    $  2,450,406    $ 20,156,274
* Raleigh, NC
* Multi-family housing

80) St. Andrews                   13,117,339  $    682,725       $ 16,385,411   $    557,549    $    688,470    $ 16,937,215
* Wilmington, NC
* Multi-family housing

81) Waterford                     16,875,000  $  2,700,000       $ 19,800,000   $    277,691    $  2,724,667    $ 20,053,024
* Richmond, VA
* Multi-family housing

                                 554,599,660  $144,060,067       $794,671,500   $135,534,680    $148,202,611    $926,063,636

                                                                      Date of         Date
                                 ---------------
      Description                     Total            Acc. Dep.       Const.       Acquired        Dep. Life
-------------------------------------------------------------------------------------------------------------------
75) Poplar Place                 $   37,068,382      $    383,612     1989/1995   Sept. 7, 2001     27.5 yrs.
* Kennesaw, GA
* Multi-family housing

76) Autumn Park                  $   20,447,992      $    173,416        2001      Oct. 1, 2001     27.5 yrs.
* Greensboro, NC
* Multi-family housing

77) Legacy Park                  $   22,361,477      $    197,079        2001      Oct. 1, 2001     27.5 yrs.
* Charlotte, NC
* Multi-family housing

78) Timber Crest                 $   19,707,332      $    173,613        2000      Oct. 1, 2001     27.5 yrs.
* Charlotte, NC
* Multi-family housing

79) Trinity Commons              $   22,606,680      $    190,460        2000      Oct. 1, 2001     27.5 yrs.
* Raleigh, NC
* Multi-family housing

80) St. Andrews                  $   17,625,685      $    161,762        1998      Oct. 1, 2001     27.5 yrs.
* Wilmington, NC
* Multi-family housing

81) Waterford                    $   22,777,691      $     61,415        1989     Dec. 10, 2001     27.5 yrs.
* Richmond, VA
* Multi-family housing

                                 $1,074,266,247  (1) $131,554,030

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

                              Cornerstone Realty Income Trust, Inc.

                              By: /s/ Glade M. Knight
                                 ------------------------------   April 1, 2002
                                  Glade M. Knight

                                  Chairman of the Board and
                                  Chief Executive Officer

                              By: /s/ Stanley J. Olander, Jr.
                                 ------------------------------   April 1, 2002
                                  Stanley J. Olander, Jr.

                                  Chief Financial Officer,
                                  Principal Accounting Officer and
                                  President of Capital Markets


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


                   Signature                             Capacities                          Date
                   ---------                             ----------                          ----
         /s/ Glade M. Knight                  Director, Chairman of the Board           March 29, 2002
----------------------------------------      and Chief Executive Officer
         Glade M.  Knight

         /s/ Stanley J. Olander, Jr.          Director, Chief Financial Officer,        March 29, 2002
----------------------------------------      Principal Accounting Officer
         Stanley J. Olander, Jr.              and President of Capital Markets

         /s/ Glenn W. Bunting, Jr.            Director                                  March 29, 2002
------------------------------------
         Glenn W. Bunting, Jr.

         /s/ Kent W. Colton                   Director                                  March 29, 2002
----------------------------------------
         Kent W. Colton

         /s/ Leslie A. Grandis                Director                                  March 29, 2002
----------------------------------------
         Leslie A. Grandis

         /s/ Penelope W. Kyle                 Director                                  March 29, 2002
----------------------------------------
         Penelope W. Kyle

         /s/ Harry S. Taubenfeld              Director                                  March 29, 2002
----------------------------------------
         Harry S. Taubenfeld

         /s/ Martin Zuckerbrod                Director                                  March 29, 2002
----------------------------------------
         Martin Zuckerbrod

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

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

4.7 Deed To Secure Debt and Security Agreement by Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Ashley Run, Stone Brook and Spring Lake properties (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated September 29, 1999; SEC File 1-12875).

4.8 Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Charleston County, South Carolina) (Incorporated by reference to Exhibit4.8 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

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

4.32 Promissory Note dated March 23, 2001 in the principal amount of $12,750,000 made payable by CRIT-VA II, Inc. to First Union National Bank, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.33 Indemnity and Guaranty Agreement dated as of March 23, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender, in connection with a $12,750,000 loan to CRIT-VA II, Inc. as Borrower, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.34 Deed of Trust and Security Agreement dated as of March 23, 2001, from CRIT-VA II, Inc., as Grantor, to TRSTE, Inc. as Trustee for First Union National Bank, the Beneficiary with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.35 Assignment of Warranties and Other Contract Rights dated as of March 23, 2001 from CRIT-VA II, Inc. as Borrower to First Union National Bank as Lender with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.36 Assignment of Leases and Rents dated as of March 23, 2001 by CRIT-VA II, Inc. as Assignor in favor of First Union National Bank as Assignee with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to

      Exhibit 4.5 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.37 Consent and Agreement of Manager dated as of March 23, 2001 by CRIT-VA II, Inc. as Borrower in favor of First Union National Bank as Lender with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.38 Environmental Indemnity Agreement dated as of March 23, 2001 by CRIT-VA II, Inc. and Cornerstone Realty Income Trust, Inc., as Indemnitors, in favor of First Union National Bank, as Lender, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.39 Receipt and Closing Certificate dated March 23, 2001 by CRIT-VA II, Inc. as Borrower and Cornerstone Realty Income Trust, Inc. as Guarantor in favor of First Union National Bank, as Lender, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.40 Schedule setting forth information on six substantially identical pro-missory notes dated March 23, 2001 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.41 Schedule setting forth information on six substantially identical Indemnity and Guaranty Agreements dated as of March 23, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.42 Schedule setting forth information on six substantially identical Deeds of Trust dated as of March 23, 2001 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.43 Schedule setting forth information on six substantially identical Assignments of Warranties and Other Contract Rights dated as of March 23, 2001 to First Union National Bank as Lender. (Incorporated by reference to
      Exhibit 4.12 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.44 Schedule setting forth information on six substantially identical Assignments of Leases and Rents dated as of March 23, 2001 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.45 Schedule setting forth information on six substantially identical Consents and Agreements of Manager dated as of March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.14 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.46 Schedule setting forth information on six substantially identical Environmental Indemnity Agreements dated as of March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.15 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.47 Schedule setting forth information on six substantially identical Receipt and Closing Certificates dated March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.16 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

4.48 Multifamily Note dated April 4, 2001 in the principal amount of $15,680,000 made payable to ARCS Commercial Mortgage Co., L.P. by CAC III Limited Partnership, with respect to Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(19) to Schedule TO/A (amendment no. 1) filed April 11, 2001; SEC File No. 1-12875).

4.49 Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of April 4, 2001 from CAC III Limited Partnership, as Grantor to trustee for ARCS Commercial Mortgage Co., L.P. with respect to the Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(20) to Schedule TO/A (amendment no. 1) filed April 11, 2001; SEC File No. 1-12875).

4.50 Replacement Reserve and Security Agreement dated as of April 4, 2001 by and between CAC III Limited Partnership and ARCS Commercial Mortgage Co., L.P. with respect to Silverbrook I Apartments in Grant Prairie, Texas. (Incorporated by reference to Exhibit (b)(21) to Schedule TO/A (amendment no. 1) filed April 11, 2001; SEC File No. 1-12875).

4.51 Assignment of Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of April 4, 2001 from ARCS Commercial Mortgage Co., L.P. to Fannie Mae with respect to the Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(22) to Schedule TO/A (amendment no. 1) filed April 11, 2001).

4.52 First Amendment to and Waiver of Credit Agreement dated as of April 18, 2001 by and among Cornerstone Realty Income Trust, Inc., CRIT-NC, LLC, and First Union National Bank. (Incorporated by reference to Exhibit (b)(17) to Schedule TO/A (amendment no. 3) filed April 18, 2001; SEC File No. 1-12875).

4.53 Amended and Restated Revolving Credit Note by and among Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC as borrower and First Union National Bank as lender dated as of April 18, 2001. (Incorporated by reference to Exhibit (b)(18) to Schedule TO/A (amendment no. 3) filed April 18, 2001; SEC File No. 1-12875).

4.54 Promissory Note dated June 20, 2001 in the principal amount of $11,100,000 made payable by CRIT-VA III, Inc. to First Union National Bank, with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.55 Indemnity and Guaranty Agreement dated as of June 20, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender, in connection with a $11,100,000 loan to CRIT-VA III, Inc. as Borrower with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.56 Deed of Trust and Security Agreement dated as of June 20, 2001, from CRIT-VA III, Inc., as Grantor, to TRSTE, Inc. as Trustee for First Union National Bank, the Beneficiary, with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.57 Assignment of Warranties and Other Contract Rights dated as of June 20, 2001 from CRIT-VA III, Inc. as Borrower to First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.58 Assignment of Leases and Rents dated as of June 20, 2001 by CRIT-VA III, Inc. as Assignor in favor of First Union National Bank as Assignee with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.59 Consent and Agreement of Manager dated as of June 20, 2001 by CRIT-VA III, Inc. as Borrower in favor of First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.60 Environmental Indemnity Agreement dated as of June 20, 2001 by CRIT-VA III, Inc. and Cornerstone Realty Income Trust, Inc., as Indemnitors, in favor of First Union National Bank as Lender with respect to the Tradewinds Apartments in

      Newport News, Virginia. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.61 Receipt and Closing Certificate dated June 20, 2001 by CRIT-VA III, Inc. as Borrower and Cornerstone Realty Income Trust, Inc. as Guarantor in favor of First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.62 Schedule setting forth information on seven substantially identical promissory notes dated June 20, 2001 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.63 Schedule setting forth information on seven substantially identical Indemnity and Guaranty Agreements dated as of June 20, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.64 Schedule setting forth information on seven substantially identical Deeds of Trust dated as of June 20, 2001 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.65 Schedule setting forth information on seven substantially identical Assignments of Warranties and Other Contract Rights dated as of June 20, 2001 to First Union National Bank as Lender. (Incorporated by reference to
      Exhibit 4.12 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.66 Schedule setting forth information on seven substantially identical Assignments of Leases and Rents dated as of June 20, 2001 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.67 Schedule setting forth information on seven substantially identical Consents and Agreements of Manager dated as of June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.14 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.68 Schedule setting forth information on seven substantially identical Environmental Indemnity Agreements dated as of June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.15 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.69 Schedule setting forth information on seven substantially identical Receipt and Closing Certificates dated June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.16 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.70 Multifamily Note dated June 20, 2001, in the principal amount of $8,950,000 made payable to the ARCS Commercial Mortgage Co., L.P. by CAC IV Limited Partnership with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit 4.17 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.71 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated June 20, 2001, from CAC IV Limited Partnership, as Grantor, to trustee for ARCS Commercial Mortgage Co., L.P. with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit
      4.18 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.72 Replacement Reserve and Security Agreement, dated June 20, 2001, by and between CAC IV Limited Partnership and ARCS Commercial Mortgage Co., L.P. with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit 4.19 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

4.73 Assignment of Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 20, 2001 from ARCS Commercial Mortgage Co., L.P. to Fannie Mae with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit
      4.20 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.1 Amendment and Restatement of Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan. (Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 5 to Registration Statement on Form S-11 filed April 28, 1994; SEC File No. 33-51296). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.2 Amendment and Restatement of Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. (Incorporated by reference to
      Exhibit 10.15 to Post-Effective Amendment No. 5 to Registration Statement on Form S-11 filed April 28, 1994; SEC File No. 33-51296). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

10.3 Agreement for Appointment of Transfer Agent and Registrar between Cornerstone Realty Income Trust, Inc. and First Union National Bank of North

       Carolina (Incorporated by reference to Exhibit 10.19 to the registrant's Report on Form 10-K for the Year Ended December 31, 1994; SEC File
       No. 0-23954).

10.4 First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).

10.5 Second Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to item 14(c) of Form 10-K (Incorporated by reference to Exhibit 10.14B to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 1-12875)

10.6 Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (FILED HEREWITH).

10.7 Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (FILED HEREWITH).

10.8 Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (FILED HEREWITH).

10.9 First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.24 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.10 First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Martin Zuckerbrod. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.25 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.11 First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Harry S. Taubenfeld. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.26 to the registrant's Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.12  Articles of Organization of CRIT-NC, LLC (Incorporated by reference to
       Exhibit 10.1 included in the registrant's Current Report on Form 8-K dated December 30, 1997; SEC File No. 0-23954.)

10.13 Operating Agreement of CRIT-NC, LLC dated as of December 9, 1997 (Incorporated by reference to Exhibit 10.2 included in the registrant's Current Report on Form 8-K dated December 30, 1997; SEC File No. 0-23954).

10.14 Articles of Incorporation of Apple General, Inc. (Incorporated by reference to Exhibit 10.14 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.15 Bylaws of Apple General, Inc. (Incorporated by reference to Exhibit 10.15 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.16 Articles of Incorporation of Apple Limited, Inc. (Incorporated by reference to Exhibit 10.12 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.17 Bylaws of Apple Limited, Inc. (Incorporated by reference to Exhibit 10.13 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.18 Certificate of Limited Partnership of Apple REIT Limited Partnership (Incorporated by reference to Exhibit 10.16 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.19 Limited Partnership Agreement of Apple REIT Limited Partnership (Incorporated by reference to Exhibit 10.17 filed in the registration statement on Form S-11 of Apple Residential Income Trust, Inc.; SEC File No. 333-10635).

10.20 Certificate of Limited Partnership for Apple REIT II Limited Partnership (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.21 Limited Partnership Agreement for Apple REIT II Limited Partnership (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.22 Certificate of Limited Partnership for Apple REIT III Limited Partnership (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.23 Limited Partnership Agreement for Apple REIT III Limited Partnership (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.24 Certificate of Limited Partnership for Apple REIT IV Limited Partnership (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.25 Limited Partnership Agreement for Apple REIT IV Limited Partnership (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.26 Certificate of Limited Partnership for Apple REIT V Limited Partnership (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.27 Limited Partnership Agreement for Apple REIT V Limited Partnership (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.28 Certificate of Limited Partnership for Apple REIT VI Limited Partnership (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983)

10.29 Limited Partnership Agreement for Apple REIT VI Limited Partnership (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated July 9, 1998 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.30 Certificate of Limited Partnership of Apple REIT VII Limited Partnership (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.31 Limited Partnership Agreement of Apple REIT VII Limited Partnership (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated February 1, 1999 of Apple Residential Income Trust, Inc.; SEC File No. 0-23983).

10.32 Apple Residential Income Trust, Inc. 1996 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

       (Incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Apple Residential Income Trust, Inc., as filed with the Securities and Exchange Commission on September 30, 1998; SEC File No. 333-64703).

10.33 Apple Residential Income Trust, Inc. 1996 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 99 to the Registration Statement on Form S-8 of Apple Residential Income Trust, Inc., as filed with the Securities and Exchange Commission on September 30, 1998; SEC File No. 333-64701).

10.34 Articles of Incorporation of Cornerstone Acquisition Company, as amended by Articles of Amendment thereto. (Incorporated by reference to Exhibit
       10.42 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.35  Bylaws of Cornerstone Acquisition Company. (Incorporated by reference to
       Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.36  Articles of Incorporation of CRIT-SC, Inc. (Incorporated by reference to
       Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.37 Bylaws of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.38  Articles of Organization of CRIT-SC, LLC. (Incorporated by reference to
       Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.39  Operating Agreement of CRIT-SC, LLC. (Incorporated by reference to
       Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.40 Certificate of Limited Partnership of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.41 Limited Partnership Agreement of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.42 Stock Option Agreement dated July 23, 1999 between Glade M. Knight and Cornerstone Realty Income Trust, Inc. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.43 Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 1-12875) ).

10.44 Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and S. J. Olander, Jr. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 1-12875).

10.45 Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 1-12875) ).

10.46  CRIT-VA, Inc. Articles of Incorporation. (Incorporated by reference to
       Exhibit 10.1 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.47 CRIT-VA, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.48 Property Management Agreement dated as of December 12, 2000 between CRIT-VA, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.49 CRIT Special, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.50 CRIT Special, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.51  Operating Agreement of CRIT-NC II, LLC. (Incorporated by reference to
       Exhibit 10.6 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.52 Property Management Agreement dated as of December 12, 2000 between CRIT-NC II, LLC as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.53 CAC Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.54  CAC Special General, Inc. Bylaws. (Incorporated by reference to Exhibit
       10.9 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.55 CAC Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.56  CAC Special Limited, Inc. Bylaws. (Incorporated by reference to Exhibit
       10.11 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.57 Limited Partnership Agreement of CAC Limited Partnership. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.58 Property Management Agreement dated as of December 12, 2000 between CAC Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.59  CRIT-VA II, Inc. Articles of Incorporation. (Incorporated by reference to
       Exhibit 10.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.60 CRIT-VA II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.61 Property Management Agreement dated as of March 23, 2001 between CRIT-VA II, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.62 CRIT Special II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.63 CRIT Special II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.64  Operating Agreement of CRIT-NC III, LLC. (Incorporated by reference to
       Exhibit 10.6 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.65 Property Management Agreement dated as of March 23, 2001 between CRIT-NC III, LLC as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.66 CAC II Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.67  CAC II Special General, Inc. Bylaws. (Incorporated by reference to
       Exhibit 10.9 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.68 CAC II Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.69  CAC II Special Limited, Inc. Bylaws. (Incorporated by reference to
       Exhibit 10.11 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.70 Limited Partnership Agreement of CAC II Limited Partnership. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.71 Property Management Agreement dated as of March 23, 2001 between CAC II Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875)

10.72 Property Management Agreement dated as of April 4, 2001 between CAC III Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 19, 2001; SEC File No. 1-12875).

10.73 CRIT-VA III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.74 CRIT-VA III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.75 Property Management Agreement dated as of June 20, 2001 between CRIT-VA III, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.76 CRIT Special III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.77 CRIT Special III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.78  Operating Agreement of CRIT-NC IV, LLC. (Incorporated by reference to
       Exhibit 10.6 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.79 Property Management Agreement dated as of June 20, 2001 between CRIT-NC IV, LLC as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.80 CAC V Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.81  CAC V Special General, Inc. Bylaws. (Incorporated by reference to Exhibit
       10.9 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.82 CAC V Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.83  CAC V Special Limited, Inc. Bylaws. (Incorporated by reference to Exhibit
       10.10 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.84 Limited Partnership Agreement of CAC V Limited Partnership. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.85 Property Management Agreement dated as of June 20, 2001 between CAC V Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.86 CAC IV Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.87  CAC IV Special General, Inc. Bylaws. (Incorporated by reference to
       Exhibit 10.15 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.88 CAC IV Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.89  CAC IV Special Limited, Inc. Bylaws. (Incorporated by reference to
       Exhibit 10.17 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.90 Limited Partnership Agreement of CAC IV Limited Partnership. (Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.91 Property Management Agreement dated as of June 20, 2001 between CAC IV Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.92 Real Estate Purchase and Sale Agreement dated as of June 8, 2001 between Principal Life Insurance Company f/k/a Principal Mutual Life Insurance Company and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875)

10.93 Operating Partnership dated October 1, 2001. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875)

10.94 Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons Apartments, LLC, St. Andrews Place Apartments, LLC and Timber Crest Apartments, LLC. Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875)

10.95 Membership Interest Contribution Agreement with State Street, LLC and Schedules for St. Andrews Place II, LLC. Incorporated by reference to
       Exhibit 10.3 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875)

10.96 Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons II Apartments, LLC. Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875)

10.97 Membership Interest Contribution Agreement with State Street I, LLC and Schedules for Autumn Park Apartments, LLC and Legacy Park Apartments, LLC. Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875)

13 Portions of the registrant's 2000 Annual Report (with the exception of the information incorporated by reference in Items 6, 7, and 14 of this Form 10-K Report, no other information appearing in the such Annual Report is to be deemed filed as a part of this Form 10-K Report). (FILED HEREWITH).

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