Form 10-Q
period 2002-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2002-05-13
CIK 854875

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

At May 1, 2002, there were outstanding 47,978,364 shares of common stock, no par value, of the registrant.

                      CORNERSTONE REALTY INCOME TRUST, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                Page Number
                                                                                -----------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 2002                        3
                  and December 31, 2001

                  Consolidated Statements of Operations -                             4
                  Three months ended March 31, 2002
                  and  March 31, 2001

                  Consolidated Statement of Shareholders' Equity-                     5
                  Three months ended March 31, 2002

                  Consolidated Statements of Cash Flows -                             6
                  Three months ended March 31, 2002
                  and March 31, 2001

                  Notes to Consolidated Financial Statements                          7

     Item 2.   Management's Discussion and Analysis                                  10
               of Financial Condition and Results of
               Operations

     Item 3.   Quantitative and Qualitative Disclosures about                        15
               Market Risk

PART II.  OTHER INFORMATION:

     Item 1.   Legal Proceedings (not applicable).

     Item 2.   Changes in Securities and Use of Proceeds
               (not applicable).

     Item 3.   Defaults Upon Senior Securities (not applicable).

     Item 4.   Submission of Matters to a Vote of
               Security Holders (not applicable).

     Item 5.   Other Information (not applicable)

     Item 6.   Exhibits and Reports on Form 8-K                                      16


CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            (In thousands, except per share data)
                                                                                March 31,       December 31,
                                                                                  2002             2001
                                                                            ----------------  ----------------
ASSETS

Investment in rental property:
Land                                                                             $   149,552       $   148,203
Buildings and property improvements                                                  910,680           897,851
Furniture and fixtures                                                                28,274            28,212
                                                                                 -----------       -----------
                                                                                   1,088,506         1,074,266
Less accumulated depreciation                                                       (141,976)         (131,554)
                                                                                 -----------       -----------
                                                                                     946,530           942,712

Cash and cash equivalents                                                             12,089             8,656
Prepaid expenses                                                                       2,646             3,494
Deferred financing costs, net                                                          4,770             4,792
Other assets                                                                          16,727            21,037
                                                                                 -----------       -----------

               Total Assets                                                      $   982,762       $   980,691
                                                                                 ===========       ===========


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-unsecured                                                          $    50,000       $    55,000
Notes payable-secured                                                                571,934           554,600
Distributions payable                                                                     76                76
Accounts payable and accrued expenses                                                  7,658            12,992
Rents received in advance                                                                358               565
Tenant security deposits                                                               1,481             1,445
                                                                                 -----------       -----------

               Total Liabilities                                                     631,507           624,678

Minority interest of unit holders in operating partnership                            26,667            22,179

Shareholders' equity
Preferred stock, no par value, authorized 25,000 shares;
   $25 liquidation preference, Series A Cumulative Convertible Redeemable;
   issued and outstanding 128 shares                                                   2,695             2,695
Common stock, no par value, authorized 100,000
   shares; issued and outstanding 47,832 shares
   and 47,665 shares, respectively                                                   482,376           480,529
Deferred compensation                                                                   (802)             (685)
Distributions greater than net income                                               (159,681)         (148,705)
                                                                                 -----------       -----------

               Total Shareholders' Equity                                            324,588           333,834
                                                                                 -----------       -----------

               Total Liabilities and Shareholders' Equity                        $   982,762       $   980,691
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          (in thousands, except per share data)
                                                                                    Three Months Ended
                                                                                March 31,        March 31,
                                                                                  2002             2001
                                                                                ---------        ---------
REVENUE:
          Rental income                                                         $  39,093        $  34,330
          Other property income                                                     1,609            2,101

EXPENSES:
          Property and maintenance                                                 10,311            8,796
          Taxes and insurance                                                       4,874            4,015
          Property management                                                         941              655
          General and administrative                                                  861              850
          Other depreciation                                                            7                6
          Depreciation of rental property                                          11,254            9,245
          Other                                                                        97               13
                                                                                ---------        ---------

                    Total expenses                                                 28,345           23,580

Income before interest income (expense)                                            12,357           12,851

   Interest income                                                                     15               76
   Interest expense                                                               (10,047)          (4,950)
                                                                                ---------        ---------

Income before minority interest of unit holders in operating partnership            2,325            7,977

Minority interest of unit holders in operating partnership                            (41)               -
                                                                                ---------        ---------

Net income                                                                      $   2,284        $   7,977
                                                                                =========        =========

Distributions to preferred shareholders                                               (76)          (7,466)
                                                                                ---------        ---------

Net income available to common shareholders                                     $   2,208        $     511
                                                                                =========        =========


Net income per common share-basic and diluted                                   $    0.05        $    0.01
                                                                                =========        =========

Distributions per common share                                                  $    0.28        $    0.28
                                                                                =========        =========

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                    Number of  Common   Number of Preferred              Distributions    Total
                                                     Common    Stock    Preferred   Stock     Deferred    Greater Than Shareholders'
                                                     Shares    Amount    Shares    Amount   Compensation   Net Income     Equity
                                                    --------------------------------------------------------------------------------
(In thousands, except per share data)
Balance at December 31, 2001                         47,665   $480,529     128    $   2,695 $    (685)    $(148,705)     $ 333,834

Net income                                                -          -       -            -         -         2,284          2,284
Cash distributions declared to common
  shareholders ($.28  per share)                          -          -       -            -         -       (13,184)       (13,184)
Cash distributions for Series A Convertible
   Preferred Shares                                       -          -       -            -         -           (76)           (76)
Exercise of stock options                                 8         83       -            -         -             -             83
Purchase of common stock                                 (8)       (86)      -            -         -             -            (86)
Restricted stock grants                                  18        209       -            -      (209)            -              -
Amortization of deferred compensation                     -          -       -            -        92             -             92
Shares issued through dividend reinvestment plan        149      1,641       -            -         -             -          1,641
                                                    --------------------------------------------------------------------------------

Balance at March 31, 2002                            47,832   $482,376     128    $   2,695 $    (802)    $(159,681)     $ 324,588
                                                    ================================================================================

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               (In thousands)
                                                                                             Three Months Ended
                                                                                            March 31,   March 31,
                                                                                              2002        2001
                                                                                            --------    --------
Cash flow from operating activities:

   Net income                                                                               $  2,284    $  7,977
   Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                            11,261       9,251
     Minority interest of unit holders in operating partnership                                   41           -
     Amortization of deferred compensation                                                        92           4
     Amortization of deferred financing costs                                                    204         148
     Amortization of mortgage notes payable premium                                              (89)        (52)
     Changes in operating assets and liabilities:
       Operating assets                                                                        4,912         921
       Operating liabilities                                                                  (5,506)     (6,621)
                                                                                            --------    --------

                                         Net cash provided by operating activities            13,199      11,628

Cash flow from investing activities:

   Development of real estate assets                                                            (575)          -
   Net funding of real estate reserve for replacement                                           (237)        (19)
   Capital improvements                                                                       (3,631)     (4,129)
                                                                                            --------    --------

                                         Net cash used in investing activities                (4,443)     (4,148)

Cash flow from financing activities:

   Proceeds (repayments) from/of short-term borrowings                                        (5,000)    (13,210)
   Proceeds from secured notes payable                                                        12,600      75,500
   Repayments of secured notes payable                                                          (765)       (113)
   Payment of deferred financing costs                                                          (181)       (493)
   Shares issued through dividend reinvestment plan and exercise of stock options              1,723       1,454
   Purchase of common stock                                                                      (86)     (8,217)
   Cash distributions to operating partnership unit holders                                     (354)          -
   Cash distributions paid to preferred shareholders                                             (76)     (7,101)
   Cash distributions paid to common shareholders                                            (13,184)     (9,692)
                                                                                            --------    --------

                                         Net cash provided by financing activities            (5,323)     38,128

                                         Increase (decrease) in cash and cash equivalents      3,433      45,608

Cash and cash equivalents, beginning of year                                                   8,656       4,141
                                                                                            --------    --------

Cash and cash equivalents, end of period                                                    $ 12,089    $ 49,749
                                                                                            ========    ========

Supplemental information:

    Non-cash transactions:
                           Real estate assets acquired                                      $ 10,301           -
                           Assumption of mortgage notes                                       (5,500)          -
                           Issuance of operating partnership units                            (4,801)          -

See accompanying notes to consolidated financial statements.

                      CORNERSTONE REALTY INCOME TRUST, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(1)   Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company's December 31, 2001 Annual Report on Form 10-K.

      Certainly previously reported amounts have been reclassified to conform with the current year presentation.

      The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

      Recent Accounting Pronouncements
      Statement of Financial Accounting Standards (SFAS) Statements No.133 and 138, "Accounting for Derivative Instruments and Hedging Activities" became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards as of January 1, 2002. Currently, the Company does not have any goodwill or intangible assets.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. We have assessed the impact of this Statement on the Company, and there will not be a material impact on the consolidated financial position or results of operations of the Company.

(2)   Notes Payable
      -------------

      Secured
      On March 1, 2002, the Company placed $12.6 million of secured debt. The loan bears interest at a fixed interest rate of 6.675% per annum with a maturity date of April 2012. The loan is payable in monthly installments, including principal and interest, and is secured by one apartment community.

      The Company assumed a $5.5 million variable rate mortgage note bearing interest at LIBOR plus 135 basis points. The note requires monthly payments of principal and interest through September 2005 and interest only through the maturity date of September 1, 2006.

      The aggregate maturities of principal, including monthly installments of principal, for secured debt for the five years subsequent to March 31, 2002 are as follows (in thousands):

                  Year             Amount
                  --------------------------
                  2002          $      2,956
                  2003                11,562
                  2004                31,338
                  2005                12,763
                  2006                86,018
                  Thereafter         427,297
                                ------------
                                $    571,934
                                ------------

      Unsecured
      The Company's $50 million unsecured line of credit with a commercial bank has a maturity date of December 2002. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At March 31, 2002, borrowings on the unsecured line of credit were $50 million and there was no outstanding balance at March 31, 2001.

      The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2003. There were no amounts outstanding at March 31, 2002 and 2001 under this arrangement.

(3)   Operating Partnership
      ---------------------

      Effective October 1, 2001, the Company and State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the "Limited Partners"), formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the "Limited Partnership"). The Limited Partners are minority-limited partners and are not otherwise related to the Company. The Limited Partners contributed property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. After the construction of 114 apartment homes located in North Carolina was completed and other criteria were met, 0.7 million non-preferred operating partnership units were converted to preferred operating partnership units during the first quarter of 2002. The Company, as a general partner, has approximately an 83% interest in the Limited Partnership. Beginning in October 1, 2002, the holders can elect to exchange a portion of the preferred operating partnership units. If the holders make the election, the Company, at its option, will convert the preferred operating partnership units for either cash or common shares of the Company on a one-for-one basis.

 (4)  Earnings Per Share
      ------------------

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

                                                Three Months  Three Months
                                                       Ended         Ended
                                                     3/31/02       3/31/01
                                                    --------      --------
         Numerator:
              Net income available to
              common shareholders                 $   2,208     $     511
              Numerator for basic  and diluted
              earnings per share - income
              available to common shareholders
              after assumed conversion            $   2,208     $     511
         Denominator:
              Denominator for basic
              earnings per share-weighted-
              average shares                         47,826        34,463
         Effect of dilutive securities:
              Stock options                              54            51
              Series A Convertible Preferred
              Shares*                                     -             -
        ------------------------------------------------------------------------
         Denominator for diluted earnings
              per share-adjusted weighted-
              average shares and assumed
              conversions                            47,880        34,514

        ------------------------------------------------------------------------
         Basic and diluted earnings per
              common share                        $     .05     $    0.01
        ------------------------------------------------------------------------

         *Series A Convertible Preferred Shares were not included in dilutive earnings per common share calculation since their effect was anti-dilutive.

      The conversion of the operating partnership units, weighted average of 1,284,802 and 0 for the three months ended March 31, 2002 and 2001, respectively, are not included in earnings per common share calculations since their effect is not dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed rate for variable rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, and adverse changes in the real estate markets and general and local economies and business conditions. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

     Results of Operations
     ---------------------

     Income and occupancy
     Substantially all of the Company's income is from the rental operation of apartment communities. The Company's property operations for the three months ended March 31, 2002 include the results of operations for the full quarter of 80 apartment communities acquired to date and from the acquisition completed in March 2002, described below. The apartment community acquired is adjacent to an existing apartment community managed by Company. These two apartment communities are operated as one apartment community.

     Rental income for the first three months increased to $39.1 million in 2002 from $34.3 million in 2001. The increased rental income is primarily the result of a full quarter of the 10 apartment communities acquired during 2001. At the end of the first quarter of 2001, the Company owned 2,724 fewer apartment homes than it owned for the same period in 2002. Rental income is expected to increase further as a result of improvements that were made in an effort to improve the properties' marketability, economic occupancies, and rental rates.

     Overall economic occupancy for the Company's apartment communities averaged 91% and 94% for the three months ended March 31, 2002 and 2001, respectively. The decrease is attributable to softening in overall market conditions in markets in which the Company operates.

     Comparable property operations
     The Company's "same-property" portfolio consists of 69 stabilized apartment communities, containing 17,014 apartment homes, that the Company has owned since January 1, 2001, representing approximately 82% of the Company's 20,800 apartment homes. For the first quarter of 2002, same property net operating income decreased 5%, rental income decreased 2% and operating expenses increased 3%.

     Expenses
     Total expenses for the first three months of 2002 were $28.3 million and $23.6 million for the same period in 2001. The increase is primarily due to the full quarter effect of the 2001 acquisitions. The operating expense ratio (the ratio of operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, to rental income) was 41% and 39% for the three months ended March 31, 2002 and 2001, respectively.

     Depreciation expense for the first three months of 2002 was $11.3 million and $9.2 million for the same period in 2001. The increase in depreciation expense is due to the full quarter of depreciation of the 2001 acquisitions, depreciation on the 2002 acquisition from its acquisition date and the depreciation associated with capital improvements made during 2002 and 2001.

     General and administrative expenses totaled $0.9 million, or 2.2% of rental income for the three months ended March 31, 2002, and $0.8 million, or 2.5% for the same period in 2001. These expenses represent the administrative expenses of the Company as distinguished from the operations of the Company's apartment communities.

     Interest and investment income and expense
     The Company's interest income decreased to $14,653 in 2002 from $75,971 in 2001 due to a decrease in average invested funds. At March 31, 2001, the Company had $46.7 million invested pending its tender offer on April 18, 2001 for the Company's outstanding Series A Convertible Preferred Shares.

     The Company incurred interest expense of $10 million and $5 million during the first three months of 2002 and 2001, respectively. The increase is due to the full quarter impact of the fixed and variable rate mortgage notes placed or assumed on 26 apartment communities during 2001 and the addition of $18.1 million of secured debt placed or assumed on two apartment communities in 2002. This increase was offset in part by decreasing interest rates on the Company's unsecured line of credit during the first quarter of 2002. Weighted average interest rates on the Company's debt was 6.4% for the first quarter of 2002 compared to 6.7 % for the same period in 2001.

     Liquidity and Capital Resources
     -------------------------------
     The Company's primary sources of liquidity are rental revenues generated from the apartment communities, borrowings from unsecured lines of credit, shareholders' reinvestment of distributions, and proceeds from secured debt.

     The Company believes rental income generated from the apartment communities and borrowings on its lines of credit will be sufficient to meet normal property operating expenses, payment of distributions, capital improvements, and scheduled principal payments of mortgage debt in 2002. At March 31, 2002, the Company had $12.1 million in cash and cash equivalents.

     During October 2001, the Company had committed to acquiring two additional apartment communities which were currently under construction. During the first quarter of 2002, one of the apartment communities with 114 apartment homes was completed, and the Company completed the acquisition for a purchase price of $10.3 million. The property is adjacent to an apartment community managed by the Company and the two properties are operated as one apartment community.

     In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the Company's common shares. Under this authorization, the Company has, as of March 31, 2002, repurchased 1.9 million common shares at an average price of $10.87 per share for $20.9 million. For the three months ended March 31, 2002, the Company repurchased 7,500 common shares at an average price of $11.43 per share for $85,755.

     Notes Payable

     Secured
     -------
     On March 1, 2002, the Company placed $12.6 million of secured debt. The loan bears interest at a fixed interest rate of 6.675% per annum with a maturity date of April 2012. The loan is payable in monthly installments, including principal and interest, and is secured by one apartment community.

     The Company assumed a $5.5 million variable rate mortgage note bearing interest at LIBOR plus 135 basis points. The note requires monthly payments of principal and interest through September 2005 and interest only through the maturity date of September 1, 2006.

     Unsecured
     ---------
     The Company's $50 million unsecured line of credit with a commercial bank has a maturity date of December 2002. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At March 31, 2002, borrowings on the unsecured line of credit were $50 million and there was no outstanding balance at March 31, 2001.

     The Company's $7.5 million unsecured line of credit for general corporate purposes bears interest at LIBOR plus 120 basis points. The maturity date is February 1, 2003. There were no amounts outstanding at March 31, 2002 and 2001 under this arrangement.

     Capital Requirements

     The Company has an ongoing capital expenditure plan to fund its renovation program for its apartment communities. The Company anticipates that it will continue to operate as it did in 2001 and fund these cash needs from a variety of sources including equity raised from its dividend reinvestment plan, excess cash flow from operations over distributions, and debt provided by its lines of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company's current debt level, the Company believes that it would be able to obtain debt financing from a variety of sources, both secured and unsecured, if necessary.

     The Company capitalized $3.6 million of improvements to its various apartment communities during the first quarter of 2002. It is anticipated that approximately $14 million in additional capital improvements will be completed during 2002 on the current portfolio.

     Capital resources are expected to grow with the future sale of its shares and from cash flow from operations. Approximately 12% of the first quarter 2002 common stock distributions, or $1.6 million, was reinvested in additional common shares. In general, the Company's liquidity and capital resources are believed to be adequate to meet its cash requirements in 2002.

     Operating Partnership

     Effective October 1, 2001, the Company and State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the "Limited Partners"), formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the "Limited Partnership"). The Limited Partners are minority-limited partners and are not otherwise related to the Company. The Limited Partners contributed property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. After the construction of 114 apartment units located in North Carolina was completed and other criteria were met, 0.7 million non-preferred operating partnership units were converted to preferred operating partnership units during the first quarter of 2002. The Company, as a general partner, has approximately an 83% interest in the Limited Partnership. Beginning in October 1, 2002, the holders can elect to exchange a portion of the preferred operating partnership units. If the holders make the election, the Company, at its option, will convert the preferred operating partnership units for either cash or common shares of the Company on a one-for-one basis.

     Recent Accounting Pronouncements
     --------------------------------

     Statement of Financial Accounting Standards (SFAS) Statements No.133 and 138, "Accounting for Derivative Instruments and Hedging Activities" became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards as of January 1, 2002. Currently, the Company does not have any goodwill or intangible assets.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. We have assessed the impact of this Statement on the Company, and there will not be a material impact on the consolidated financial position or results of operations of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company encumbered one apartment community with $12.6 million of secured debt with a fixed interest rate of 6.675% and assumed a $5.5 million variable rate mortgage note secured by one apartment community.

     There have been no other material changes since December 31, 2001. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2002, the items reported and the financial statements included in such filings.

         Type and Date
         of Reports                      Items Reported    Financials Statements
                                                           Filed

         Form 8-K dated                  5,7(c)            None
         January 15, 2002 and filed
         January 16, 2002

         Form 8-K dated                  5,7(c)            None
         February 7, 2002 and filed
         February 12, 2002

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Cornerstone Realty Income Trust, Inc.
                      -------------------------------------
                                  (Registrant)

DATE:  5-13-02             BY: /s/ Stanley J. Olander
     --------------            -----------------------------------
                           Stanley J. Olander
                           Executive Vice President and Chief Financial Officer