Form 10-Q
period 2002-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2002-08-09
CIK 854875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1589139

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

306 EAST MAIN STREET RICHMOND, VIRGINIA	23219

(Address of principal executive offices)	(Zip Code)

(804) 643-1761

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At August 1, 2002, there were outstanding 48,126,487 shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.
FORM 10-Q

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations— Three months ended June 30, 2002 and June 30, 2001 Six months ended June 30, 2002 and June 30, 2001	4

Consolidated Statement of Shareholders’ Equity- Six months ended June 30, 2002	5

Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and June 30, 2001	6

Notes to Consolidated Financial Statements	7

Item 2. Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	17

Item 2. Changes in Securities and Use of Proceeds (not applicable).

Item 3. Defaults Upon Senior Securities (not applicable).

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information (not applicable)

Item 6. Exhibits and Reports on Form 8-K	20

CORNERSTONE REALTY INCOME TRUST, INC.
 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share data)
	June 30,	December 31,
	2002	2001

ASSETS
Investment in rental property:
Land	$146,536	$148,203
Buildings and property improvements	916,490	897,851
Furniture and fixtures	30,431	28,212

	1,093,457	1,074,266
Less accumulated depreciation	(153,432)	(131,554)

	940,025	942,712
Cash and cash equivalents	8,002	8,656
Prepaid expenses	2,789	3,494
Deferred financing costs, net	4,601	4,792
Other assets	20,063	21,037

Total Assets	$975,480	$980,691

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-unsecured	$50,000	$55,000
Notes payable-secured	571,049	554,600
Distributions payable	76	76
Accounts payable and accrued expenses	11,288	12,992
Rents received in advance	322	565
Tenant security deposits	1,522	1,445

Total Liabilities	634,257	624,678

Minority interest of unit holders in operating partnership	26,359	22,179
Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 and 128 shares, respectively	2,680	2,695

Common stock, no par value, authorized 100,000 shares; issued and outstanding 48,004 shares and 47,665 shares, respectively	484,288	480,529
Deferred compensation	(743)	(685)
Distributions greater than net income	(171,361)	(148,705)

Total Shareholders’ Equity	314,864	333,834

Total Liabilities and Shareholders’ Equity	$975,480	$980,691

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

		(in thousands, except per share data)
		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,		June 30,
		2002	2001	2002		2001

REVENUE:
Rental income		$39,385	$34,165	$78,478		$68,495
Other property income		2,082	2,074	3,691		4,175

EXPENSES:
Property and maintenance		11,159	9,310	21,470		18,106
Taxes and insurance		4,783	4,258	9,657		8,273
Property management		884	697	1,825		1,352
General and administrative		944	915	1,805		1,765
Other depreciation		5	5	12		11
Depreciation of rental property		11,456	9,425	22,710		18,670
Other		56	13	153		26

Total expenses		29,287	24,623	57,632		48,203

Income before interest income (expense)		12,180	11,616	24,537		24,467
Interest income		7	224	22		300
Interest expense		(10,337)	(7,111)	(20,384)		(12,061)

Income before minority interest of unit holders in operating partnership		1,850	4,729	4,175		12,706

Minority interest of unit holders in operating partnership		(78)	—	(119)		—

Net income	$	$ 1,772	$4,729	$4,056	$	$ 12,706
Distributions to preferred shareholders		(76)	(80)	(152)		(7,546)

Excess consideration paid over book value for preferred stock redemption		—	(27,492)	—		(27,492)

Net income (loss) available to common shareholders		$1,696	$(22,843)	$3,904		$(22,332)

Net income (loss) per share-basic and diluted		$0.04	$(0.51)	$0.08		$(0.56)

Distributions per common share		$0.28	$0.28	$0.56		$0.56

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number	Common	Number	Preferred		Distributions	Total
	of Common	Stock	of Preferred	Stock	Deferred	Greater Than	Shareholders’
	Shares	Amount	Shares	Amount	Compensation	Net Income	Equity

(In thousands, except per share data)
Balance at December 31, 2001	47,665	$480,529	128	$2,695	$(685)	$(148,705)	$333,834
Net income	—	—	—	—	—	4,056	4,056
Cash distributions declared to
common shareholders ($.56 per share)	—	—	—	—	—	(26,560)	(26,560)
Cash distributions for Series A
Convertible Preferred Shares	—	—	—	—	—	(152)	(152)
Exercise of stock options	18	179	—	—	—	—	179
Purchase of common stock	(8)	(86)	—	—	—	—	(86)
Preferred stock converted to common stock	1	15	(1)	(15)	—	—	—
Restricted stock grants	18	202	—	—	(202)	—	—
Amortization of deferred compensation	—	—	—	—	144	—	144
Shares issued through dividend reinvestment plan	310	3,449	—	—	—	—	3,449

Balance at June 30, 2002	48,004	$484,288	127	$2,680	$(743)	$(171,361)	$314,864

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(In thousands)
	Six Months Ended
	June 30,	June 30,
	2002	2001

Cash flow from operating activities:
Net income	$4,056	$12,706
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,722	18,681
Minority interest of unit holders in operating partnership	119	—
Amortization of deferred compensation	144	12
Amortization of deferred financing costs	414	335
Amortization of mortgage notes payable premium	(178)	(104)
Changes in operating assets and liabilities:
Operating assets	1,596	(1,660)
Operating liabilities	(1,870)	(3,426)

Net cash provided by operating activities	27,003	26,544
Cash flow from investing activities:
Acquisitions of rental property	—	(24,090)
Development of real estate assets	(1,225)	(78)
Additional costs to existing rental property	(421)	—
Net funding of real estate reserve for replacement	71	(126)
Capital improvements	(8,076)	(8,463)

Net cash used in investing activities	(9,651)	(32,757)
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings	(5,000)	46,790
Proceeds from secured notes payable	12,600	164,705
Repayments of secured notes payable	(1,473)	(247)
Payment of financing costs	(223)	(1,585)
Shares issued through dividend reinvestment plan and exercise of stock options	3,628	2,858
Purchase of common stock	(86)	(14,439)
Cash payment for conversion of Series A
Convertible Preferred Stock into common stock	—	(143,699)
Payment of costs associated with the conversion of Series A
Convertible Preferred Stock into common stock	—	(2,797)
Cash distributions to operating partnership unit holders	(740)	—
Cash distributions paid to preferred shareholders	(152)	(14,193)
Cash distributions paid to common shareholders	(26,560)	(19,308)

Net cash (used in) provided by financing activities	(18,006)	18,085
Increase (decrease) in cash and cash equivalents	(654)	11,872
Cash and cash equivalents, beginning of year	8,656	4,141

Cash and cash equivalents, end of period	$8,002	$16,013

Supplemental information:
Non-cash transactions:
Real estate assets acquired	$10,301	—
Assumption of mortgage notes	(5,500)	—
Issuance of operating partnership units	(4,801)	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the Company’s December 31, 2001 Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

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

In March 2002, the Company assumed a $5.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points. The note requires monthly payments of principal and interest through September 2005 and interest only until the maturity date of September 1, 2006 and is secured by one apartment community.

The aggregate maturities of principal, including monthly installments of principal, for secured debt for the five years subsequent to June 30, 2002 are as follows (in thousands):

Year	Amount
2002	$2,071
2003	11,562
2004	31,338
2005	42,774
2006	85,716
Thereafter	397,588

$571,049

Unsecured
The Company’s $50 million unsecured line of credit with a commercial bank has a maturity date of December 2002. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At June 30, 2002 and 2001, borrowings on the unsecured line of credit were $50 million and $60 million, respectively.
The Company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date is February 1, 2003. There were no amounts outstanding at June 30, 2002 and 2001 under this arrangement.

(3)	Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Limited Partners are minority-limited partners and are not otherwise related to the Company. The Limited Partners contributed property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. During the first quarter of 2002, the construction of 114 apartment homes located in North Carolina was completed and other criteria were met. A total of 0.7 million non-preferred operating partnership units were converted to preferred operating partnership units during the first quarter of 2002. The Company, as the general partner, has approximately an 83% interest in the Limited Partnership. Beginning in October 1, 2002, the Limited Partners can elect to exchange a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one for one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

(4)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

	Three Months Ended 6/30/02	Three Months Ended 6/30/01	Six Months Ended 6/30/02	Six Months Ended 6/30/01
Numerator:
Net income (loss) available to common shareholders	$ 1,696	$ (22,843)	$ 3,904	$ (22,332)
Numerator for basic and diluted earnings per share-income (loss) available to common stockholders after assumed conversion	$ 1,696	(22,843)	3,904	(22,332)
Denominator:
Denominator for basic earnings per share-weighted-average shares	47,994	44,630	47,910	39,547

Effect of dilutive securities:
Stock options	58	—	56	—
Series A Convertible Preferred Shares*	—	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	48,052	44,630	47,966	39,547

Basic and diluted earnings per common share	$ .04	$ (.51)	$ .08	$ (.56)

*Series A Convertible Preferred Shares were not included in dilutive earnings per common share calculation since their effect was anti-dilutive.

The conversion of the operating partnership units, weighted average of 1,972,353 and 1,630,477 for the three and six months ended June 30, 2002, respectively, and 0 for the same periods in 2001, are not included in earnings per common share calculations since their effect is not dilutive.

(5)	Recent Accounting Pronouncements

Recent Accounting Pronouncements Statement of Financial Accounting Standards (SFAS) Statements No.133 and 138, “Accounting for Derivative Instruments and Hedging Activities” became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the

Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards as of January 1, 2002. Currently, the Company does not have any goodwill or intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of the Statement did not have a material impact on the consolidated financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Cornerstone Realty Income Trust, Inc. December 31, 2001 Annual Report on Form 10-K as well as the financial statements and notes included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed rate for variable rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, adverse changes in the real estate markets and general and local economies and business conditions, and adverse changes with respect to the availability and terms of debt financing, and a reduction of the portion of dividends that are reinvested through the Company’s dividend reinvestment plan. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed equity REIT headquartered in Richmond, Virginia. The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States. As of June 30, 2002, the Company owned 80 apartment communities, which comprised a total of 20,832 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The Company owns approximately 2 million preferred operating partnership units and 0.3 million non-preferred operating partnership units, collectively representing an 83% interest in Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

Results of Operations

Income and occupancy
Substantially all of the Company’s income is from the rental operation of apartment communities. The Company’s property operations for the three and six months ended June 30, 2002 include the results of operations of the 80 apartment communities acquired prior to 2002 and from the acquisition completed in March 2002, described below. The apartment community acquired is adjacent to an existing apartment community managed by Company. These two apartment communities are operated as one apartment community.

Rental income for the three months ended June 30, 2002 was $39 million and $34 million for the same period in 2001. For the six months ended June 30, 2002 and 2001, rental income was $78 million and $68 million, respectively. The increases in rental income in 2002 are primarily the result of the 10 additional apartment communities acquired during 2001. At the end of the second quarter of 2002, the Company owned 2,380 more apartment homes than it owned for the same period in 2001. The increase in rental income is offset somewhat by the decrease in economic occupancy discussed below. Rental income is expected to increase further as a result of improvements that were made in an effort to improve the properties’ marketability, economic occupancies, and rental rates.

Overall economic occupancy for the Company’s apartment communities averaged 91% and 92% for the three months ended June 30, 2002 and 2001, respectively. For the first six months of 2002 and 2001, economic occupancy averaged 91% and 93%, respectively. The decrease is attributable to softening in overall market conditions in the major markets in which the Company operates.

Comparable property operations
The Company’s “same-property” portfolio consists of 70 stabilized apartment communities, containing 17,504 apartment homes, that the Company has owned since January 1, 2001, representing approximately 84% of the Company’s 20,832 apartment homes. For the three months ended June 30, 2002, same property net operating income (property rental income less property operating expenses, excluding depreciation, amortization, general and administrative and other expenses) decreased 6%, rental income decreased 3% and operating expenses increased 3% over the same period in 2001. For the first six months of 2002, same property net operating income decreased 6%, rental income decreased 2% and operating expenses increased 3% over the same period in 2001.

Expenses
Total operating expenses, excluding depreciation, amortization, general and administrative, and other expenses, for the three months ended June 30, 2002 were $16.8 million and $14.3 million for the same period in 2001. For the first six months of 2002 and 2001, total operating expenses were $32.9 million and $27.7 million, respectively. The increases are primarily due to the full effect in 2002 of the 2001 acquisitions. The operating expense ratio (the ratio of operating expenses to rental income) was 43% and 42% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the operating expense ratio was 42% and 40%, respectively.

Depreciation expense for the three months ended June 30, 2002 was $11.5 million and $9.4 million for the same period in 2001. For the first six months of 2002 and 2001, depreciation expense was $22.7 million and $18.7 million, respectively. The increase in depreciation expense is due to the full effect of depreciation of the 2001 acquisitions, depreciation on the 2002 acquisition from its acquisition date and the depreciation associated with capital improvements made during 2002 and 2001.

General and administrative expenses totaled $0.9 million, or 2.4% of rental income for the three months ended June 30, 2002, and $0.9 million, or 2.7% for the same period in 2001. For the six months ended June 30, 2002, general and administrative expenses totaled $1.8 million, or 2.3% of rental income and $1.8 million, or 2.6% of rental income for the same period in 2001. These expenses represent the administrative expenses of the Company as distinguished from the operating expenses of the Company's apartment communities.

Interest and investment income and expense
The Company’s interest income decreased to $7,651 in 2002 from $224,030 in 2001 due to a decrease in average invested funds coupled with lower interest rates. For the first six months of 2002 and 2001, interest income was $22,304 and $300,001, respectively. In 2001, the Company had $46.7 million invested pending its tender offer on April 18, 2001 for the Company’s outstanding Series A Convertible Preferred Shares.

The Company incurred interest expense of $10.3 million and $7.1 million during the three months ended June 30, 2002 and 2001, respectively. For the first six months of 2002 and 2001, interest expense was $20.4 million and $12.1 million, respectively. The increases are due to the full quarter impact of the fixed and variable rate mortgage notes placed or assumed on 26 apartment communities during 2001 and the addition of $18.1 million of secured debt placed or assumed on two apartment communities in 2002. This increase was offset in part by decreasing interest rates on the Company’s unsecured line of credit during the first quarter of 2002. Weighted average interest rates on the Company’s debt was 6.5% for the second quarter of 2002 compared to 6.3% for the same period in 2001, as the Company fixed a portion of its variable rate debt at higher interest rates and longer maturities. For the six months ended June 30, 2002 and 2001, weighted average interest rates were 6.5%.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are rental income generated from the apartment communities, borrowings from unsecured lines of credit, shareholders’ reinvestment of distributions, and proceeds from secured debt.

The Company believes rental income generated from the apartment communities, reinvestment of distributions and borrowings on its lines of credit will be sufficient to meet normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal payments of mortgage debt in 2002. At June 30, 2002, the Company had $8 million in cash and cash equivalents.

During October 2001, the Company committed to acquiring two additional apartment communities which were then under construction. During the first quarter of 2002, one of the apartment communities with 114 apartment homes was completed, and the Company completed the acquisition for a purchase price of $10.3 million. The total consideration included the assumption of $5.5 million in secured financing and the issuance of $4.8 million in the form of operating partnership units, both described below. The property is adjacent to an apartment community managed by the Company and the two properties are operated as one apartment community. The second apartment community with 174 apartment homes is expected to be completed and certain lease-up and stabilization criteria to be met during the third quarter of 2002. The purchase price will be $15.7 million, which includes the assumption of $10.5 million variable rate financing bearing interest at one month LIBOR plus 135 basis points and the issuance of $5.2 million in the form of operating partnership units.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common shares. Since the beginning of the repurchase program, the Company has, as of June 30, 2002, repurchased 1.9 million common shares at an average price of $10.87 per share for $20.9 million. The Company repurchased 7,500 common shares at an average price of $11.43 per share for $85,755 during the first six months of 2002.

Notes Payable
Secured
On March 1, 2002, the Company placed $12.6 million of secured debt. The loan bears interest at a fixed interest rate of 6.675% per annum with a maturity date of April 2012. The loan is payable in monthly installments, including principal and interest, and is secured by one

13

apartment community.

The Company assumed in March 2002 a $5.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points. The note requires monthly payments of principal and interest through September 2005 and interest only until the maturity date of September 1, 2006 and is secured by one apartment community.

Unsecured
The Company’s $50 million unsecured line of credit with a commercial bank has a maturity date of December 2002. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At June 30, 2002 and 2001, borrowings on the unsecured line of credit were $50 million and $60 million, respectively.

The Company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date is February 1, 2003. There were no amounts outstanding at June 30, 2002 and 2001 under this arrangement.

Capital Requirements
The Company has an ongoing capital expenditure plan to fund its renovation program for its apartment communities. The Company anticipates that it will continue to operate as it did in 2001 and fund these cash needs from a variety of sources including equity raised from its dividend reinvestment plan and debt provided by its lines of credit. The Company may seek to obtain additional debt financing to meet its objectives. Given the Company’s current debt level, the Company believes that it would be able to obtain debt financing from a variety of sources, both secured and unsecured, if necessary. In addition, despite the softening in overall market conditions in our major markets, we believe we have sufficient financial resources to maintain our current dividend rate through the end of 2002.

The Company capitalized $8.1 million of improvements to its various apartment communities during the first two quarters of 2002. The recurring capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $6.9 million. Non-recurring revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $1.2 million for the six months ended June 30, 2002. It is anticipated that approximately $7 million in additional capital improvements will be completed during 2002 on the current portfolio.

Capital resources are expected to grow with the future sale of its shares through dividend reinvestment. Approximately 13% of the 2002 common stock distributions, or $3.4 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash requirements in 2002.

Operating Partnership
Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Limited Partners are minority-limited partners and are not otherwise related to the Company. The Limited Partners contributed property to

14

the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. During the first quarter of 2002, the construction of 114 apartment units located in North Carolina was completed and other criteria were met. A total of 0.7 million non-preferred operating partnership units were converted to preferred operating partnership units during the first quarter of 2002. The Company, as the general partner, has approximately an 83% interest in the Limited Partnership. Beginning in October 1, 2002, the Limited Partners can elect to exchange a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one for one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) Statements No.133 and 138, “Accounting for Derivative Instruments and Hedging Activities” became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards as of January 1, 2002. Currently, the Company does not have any goodwill or intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of the Statement did not have a material impact on the consolidated financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During March 2002, the Company encumbered one apartment community with $12.6 million of secured debt with a fixed interest rate of 6.675% per annum with a maturity date of April 2012. The loan is payable in monthly installments, including principal and interest. Also during March 2002, the Company assumed a $5.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points. The note requires monthly payments of principal and interest through September 2005 and interest only until the maturity date of September 1, 2006. The note is secured by one apartment community.

There have been no other material changes since December 31, 2001. See the information provided in the Company’s Annual Report on Form 10-K under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

16

Part II
Item 1. Legal Proceedings

The Company and its subsidiaries are engaged in various litigations and have a number of unresolved claims pending. The ultimate liability in respect of this litigation and claims cannot be determined at this time. The Company is of the opinion that such liability, to the extent not covered by insurance, is not likely to be material in relation to the consolidated financials statement of the Company.

17

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2002, the Company held an Annual Meeting of Shareholders for the purpose of submitting three matters to a vote of the common shareholders. The three matters, which are described more fully below, related to the election of four directors to the Company’s Board of Directors and the consideration of two proposals. The proposals were as follows: (i) proposal to amend the Company’s 1992 Non-Employee Directors Stock Option Plan and (ii) proposal to amend the Company’s 1992 Incentive Plan.

Election of Directors.

The four nominees to the Company’s Board of Directors were Glenn W. Bunting, Jr., Kent W. Colton, Leslie A. Grandis and Glade M. Knight. Each nominee was a current director of the Company. Messrs. Bunting, Grandis and Knight were nominated for an additional three-year term on the Board of Directors, and Mr. Colton was nominated for a one-year term on the Board of Directors. The election of directors was uncontested and all nominees were elected. The voting results are summarized at the end of this item.

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Penelope W. Kyle, Stanley J. Olander, Harry S. Taubenfeld and Martin Zuckerbrod.

Proposal to Amend the Company’s 1992 Non-Employee Directors Stock Option Plan.

The Company’s 1992 Non-Employee Directors Stock Option Plan (the “Directors Plan”) provided for automatic grants of options to purchase common shares to non-employee directors. The proposed amendments to the Directors Plan extended the Directors Plan until its termination by the board of directors or until the termination of the Company, extended the period for automatic grants of stock options until the termination of the Directors Plan and increased the number of common shares reserved for issuance under the Directors Plan.

This proposal was approved by the shareholders, and the voting results are summarized at the end of this item.

Proposal to Amend the Company’s 1992 Incentive Plan.

The Company’s 1992 Incentive Plan (the “Incentive Plan”) provided for grants of options to purchase common shares and grants of restricted common shares to management personnel. The proposed amendments to the Incentive Plan extended the Incentive Plan until its termination by the board of directors or until the termination of the Company and increased the number of common shares reserved for issuance under the Incentive Plan.

This proposal was approved by the shareholders, and the voting results are summarized at the end of this item.

Results of Voting.

The total number of votes represented at the Annual Meeting of Shareholders was 45,077,926.

1.	Election of Directors:

	Glenn W. Bunting, Jr.	Votes For: 44,325,250
Votes Withheld: 752,676

	Kent W. Colton	Votes For: 44,302,698
Votes Withheld: 773,228

	Leslie A. Grandis	Votes For: 44,299,883
Votes Withheld: 778,043

	Glade M. Knight	Votes For: 43,713,978
Votes Withheld: 1,363,948

2.	Proposal to Amend the Company’s 1992 Non-Employee Directors Stock Option Plan:

Approval: 16,759,120
Disapproval: 3,137,235
Abstain: 875,846

3.	Proposal to Amend the Company’s 1992 Incentive Plan:

Approval: 16,916,797
Disapproval: 2,974,482
Abstain: 880,922

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated July 23, 1999; SEC File No. 1-12875).
3.3	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through May 25, 2000). (Incorporated by reference to the Exhibit of the same number to Form S-4 Registration Statement, SEC File No. 1-12875, filed on February 21, 2001 by Cornerstone Realty Income Trust, Inc.).
10.1	1992 Non-Employeee Directors Stock Option Plan Amended and Restated Effective July 1, 2002 (Filed Herewith).
10.2	1992 Incentive Plan Amended and Restated Effective July 1, 2002 (Filed Herewith).
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc.

(Registrant)

DATE: 8-9-02	BY:	/s/ Stanley J. Olander

Stanley J. Olander
Executive Vice President and Chief Financial Officer