Form 10-Q
period 2002-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2002-11-15
CIK 854875

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1589139 (IRS Employer Identification No.)

306 EAST MAIN STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

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

At November 1, 2002, there were outstanding 48,352,153 shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.
FORM 10-Q

INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations — Three months ended September 30, 2002 and September 30, 2001 Nine months ended September 30, 2002 and September 30, 2001	4

	Consolidated Statement of Shareholders’ Equity— Nine months ended September 30, 2002	5

	Consolidated Statements of Cash Flows — Nine months ended September 30, 2002 and September 30, 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds (not applicable).

Item 3.	Defaults Upon Senior Securities (not applicable).

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	19

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share data)
	September 30, 2002	December 31, 2001

ASSETS
Investment in rental property:
Land	$148,263	$148,203
Buildings and property improvements	934,268	897,851
Furniture and fixtures	31,872	28,212

	1,114,403	1,074,266
Less accumulated depreciation	(165,039)	(131,554)

	949,364	942,712
Cash and cash equivalents	2,573	8,656
Prepaid expenses	1,806	3,494
Deferred financing costs, net	4,392	4,792
Other assets	20,686	21,037

Total Assets	$978,821	$980,691

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-unsecured	$50,000	$55,000
Notes payable-secured	580,532	554,600
Distributions payable	75	76
Accounts payable and accrued expenses	14,723	12,992
Rents received in advance	378	565
Tenant security deposits	1,511	1,445

Total Liabilities	647,219	624,678
Minority interest of unit holders in operating partnership	30,941	22,179
Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 and 128 shares, respectively	2,680	2,695
Common stock, no par value, authorized 100,000 shares; issued and outstanding 48,139 shares and 47,665 shares, respectively	485,738	480,529
Deferred compensation	(695)	(685)
Distributions greater than net income	(187,062)	(148,705)

Total Shareholders’ Equity	300,661	333,834

Total Liabilities and Shareholders’ Equity	$978,821	$980,691

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUE:
Rental income	$38,802	$35,853	$117,280	$104,348
Other property income	1,632	2,263	5,323	6,438
EXPENSES:
Property and maintenance	12,953	9,209	34,423	27,315
Taxes and insurance	5,567	4,013	15,224	12,286
Property management	944	769	2,769	2,121
General and administrative	918	744	2,723	2,509
Other depreciation	6	8	18	19
Depreciation of rental property	11,607	9,722	34,317	28,392
Other	52	12	205	38

Total expenses	32,047	24,477	89,679	72,680

Income before interest income (expense)	8,387	13,639	32,924	38,106
Interest income	5	59	27	359
Interest expense	(10,660)	(8,008)	(31,044)	(20,069)

Income (loss) before minority interest of unit holders in operating partnership	(2,268)	5,690	1,907	18,396
Minority interest of unit holders in operating partnership	84	—	(35)	—

Net income (loss)	$(2,184)	$5,690	$1,872	$18,396
Distributions to preferred shareholders	(76)	(76)	(228)	(7,622)
Excess consideration paid over book value for preferred stock redemption	—	—	—	(27,492)

Net income (loss) available to common shareholders	$(2,260)	$5,614	$1,644	$(16,718)

Net income (loss) per share-basic and diluted	$(0.05)	$0.12	$0.03	$(0.40)

Distributions per common share	$0.28	$0.28	$0.84	$0.84

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share data)	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Total Shareholders’ Equity

Balance at December 31, 2001	47,665	$480,529	128	$2,695	$(685)	$(148,705)	$333,834
Net income	—	—	—	—	—	1,872	1,872
Cash distributions declared to common shareholders ($.84 per share)	—	—	—	—	—	(40,001)	(40,001)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(228)	(228)
Exercise of stock options	18	179	—	—	—	—	179
Purchase of common stock	(36)	(367)	—	—	—	—	(367)
Preferred stock converted to common stock	1	15	(1)	(15)	—	—	—
Restricted stock grants	18	202	—	—	(202)	—	—
Amortization of deferred compensation	—	—	—	—	192	—	192
Shares issued through dividend reinvestment plan	473	5,180	—	—	—	—	5,180

Balance at September 30, 2002	48,139	$485,738	127	$2,680	$(695)	$(187,062)	$300,661

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands) Nine Months Ended

	September 30, 2002	September 30, 2001

Cash flow from operating activities:
Net income	$1,872	$18,396
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	34,335	28,411
Minority interest of unit holders in operating partnership	35	—
Amortization of deferred compensation	192	18
Amortization of deferred financing costs	624	533
Amortization of mortgage notes payable premium	(268)	(169)
Changes in operating assets and liabilities:
Operating assets	1,876	(4,493)
Operating liabilities	1,610	(418)

Net cash provided by operating activities	40,276	42,278
Cash flow from investing activities:
Acquisitions of rental property, net of debt assumed	—	(33,205)
Additional costs to existing rental property	(3,708)	(238)
Development of real estate assets	(1,351)	(1,540)
Net funding of real estate reserve for replacement	144	(647)
Capital improvements	(9,891)	(13,060)

Net cash used in investing activities	(14,806)	(48,690)
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings	(5,000)	36,790
Proceeds from secured notes payable	12,600	180,605
Repayments of secured notes payable	(2,400)	(501)
Payment of financing costs	(224)	(1,987)
Shares issued through dividend reinvestment plan and exercise of stock options	5,359	4,544
Purchase of common stock	(367)	(14,710)
Cash payment for conversion of Series A Convertible Preferred Stock into common stock	—	(143,785)
Payment of costs associated with the conversion of Series A Convertible Preferred Stock into common stock	—	(2,797)
Cash distributions to operating partnership unitholders	(1,292)	—
Cash distributions paid to preferred shareholders	(228)	(14,269)
Cash distributions paid to common shareholders	(40,001)	(32,583)

Net cash (used in) provided by financing activities	(31,553)	11,307
Increase (decrease) in cash and cash equivalents	(6,083)	4,895
Cash and cash equivalents, beginning of year	8,656	4,141

Cash and cash equivalents, end of period	$2,573	$9,036

Supplemental information:
Non-cash transactions:
Real estate assets acquired	26,019	—
Assumption of mortgage notes	16,000	—
Issuance of operating partnership units	10,019	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s December 31, 2001 Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)	Notes Payable

Secured

In July 2002, the Company assumed a $10.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points with a maturity date of September 1, 2006. The note is payable in monthly installments, including principal and interest, and is secured by one apartment community.

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

The aggregate maturities of principal, including monthly installments of principal, for secured debt for the five years subsequent to September 30, 2002 are as follows (in thousands):

Year	Amount

2002	$1,086
2003	11,662
2004	31,445
2005	42,849
2006	95,902
Thereafter	397,588

$580,532

Unsecured

During October 2002, the Company’s $50 million unsecured line of credit with a commercial bank was increased to $55 million and the maturity date was extended to March 31, 2003. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At September 30, 2002 and 2001, borrowings on the unsecured line of credit were $50 million.

The Company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date is February 1, 2003. There were no amounts outstanding at September 30, 2002 and 2001 under this arrangement.

(3)	Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Limited Partners are minority-limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.  During the first and third quarters of 2002, the construction of 288 apartment homes located in North Carolina was completed and other criteria were met.  A total of 0.9 million non-preferred operating partnership units were converted to preferred operating partnership units during  2002. The Company, as the general partner, has approximately an 80% interest in the Limited Partnership. Beginning October 1, 2002, the Limited Partners can elect to exchange a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

(4)	Earnings Per Share

	The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

	Three Months Ended 9/30/02	Three Months Ended 9/30/01	Nine Months Ended 9/30/02	Nine Months Ended 9/30/01

Numerator:
Net income (loss) available to common shareholders	$(2,260)	$5,614	$1,644	$(16,718)
Numerator for basic and diluted earnings per share-income (loss) available to common shareholders after assumed conversion	(2,260)	5,614	1,644	(16,718)
Denominator:
Denominator for basic earnings per share-weighted-average shares	48,135	47,227	47,986	42,144

Effect of dilutive securities:
Stock options	—	55	38	—
Series A Convertible Preferred Shares*	—	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	48,135	47,282	48,024	42,144

Basic and diluted earnings per common share	$(.05)	$.12	$.03	$(.40)

*Series A Convertible Preferred Shares were not included in dilutive earnings per common share calculation since their effect was anti-dilutive.

The conversion of the operating partnership units, weighted average of 2,085,253 and 1,783,735 for the three and nine months ended September 30, 2002, respectively, and 0 for the same periods in 2001, are not included in earnings per common share calculations since their effect is not dilutive.

(5)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) Statements No. 133 and 138, “Accounting for Derivative Instruments and Hedging Activities” became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards as of January 1, 2002. Currently, the Company does not have any goodwill or intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of the Statement did not have a material impact on the consolidated financial position or results of operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Cornerstone Realty Income Trust, Inc. December 31, 2001 Annual Report on Form 10-K as well as the financial statements and notes included in Item 1 of this report.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed rate for variable rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, adverse changes in the real estate markets and general and local economies and business conditions, and adverse changes with respect to the availability and terms of debt financing, and a reduction of the portion of dividends that are reinvested through the Company’s dividend reinvestment plan.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia.  The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States.  As of September 30, 2002,  the Company  owned  80 apartment communities,  which comprised a total of 21,006  apartment  homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.  The Company, as the general partner, has approximately an 80% interest in the Cornerstone NC Operating Limited Partnership.  This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

Results of Operations

Income and occupancy

Substantially all of the Company’s income is from the rental operation of apartment communities. The Company’s property operations for the three and nine months ended September 30, 2002 include the results of operations of the 80 apartment communities acquired prior to 2002 and from the acquisitions completed in March and July 2002, described below.

Rental income for the three months ended September 30, 2002 was $38.8 million and $35.9 million for the same period in 2001. For the nine months ended September 30, 2002 and 2001, rental income was $117.3 million and $104.3 million, respectively.  The increases in rental income in 2002 are primarily the result of the additional 10 apartment communities acquired during 2001 and the two acquisitions completed in 2002. At the end of the third quarter of 2002, the Company owned 2,030 more apartment homes than it owned for the same period in 2001. The increase in rental income is offset somewhat by the increase in rental concessions and the decrease in economic occupancy, discussed below, which resulted from the softening in overall market conditions in the major markets in which the Company operates.  In addition, the Company in the third quarter of 2002 changed its policy in recording the allowance for tenant accounts receivable.  This resulted in a decrease to rental income of an additional $0.1 million which is included in the $0.3 million  allowance adjustment  recorded in third quarter of 2002.  The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy for the Company’s apartment communities averaged 89% and 91% for the three months ended September 30, 2002 and 2001, respectively.  For the first nine months of 2002 and 2001, economic occupancy averaged 89% and 92%, respectively. The decrease is attributable to softening in overall market conditions in the major markets in which the Company operates.

Expenses

Property operating expenses include the following expense categories on the Company’s Consolidated Statement of Operations: property and maintenance, taxes and insurance and property management. These expenses primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs and advertising and marketing. Property operating expenses for the three months ended September 30, 2002 were $19.5 million and $14.0 million for the same period in 2001. For the first nine months of 2002 and 2001, property operating expenses were $52.4 million and $41.7 million, respectively.  The increases are primarily due to the full effect in 2002 of the 2001 acquisitions and the 2002 acquisitions from the acquisition dates.  The increases in property insurance costs, real estate taxes and turn costs due to the increase in vacancy also contributed to the increases in property operating expenses. In addition, the Company recorded a one-time expense adjustment to the water sub-metering receivable in the amount of $0.8 million.  The property operating expense ratio (the ratio of property operating expenses to rental income) was 50.2% and 39.0% for the three months ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002 and 2001, the property operating expense ratio was 44.7% and 40.0%, respectively.

Depreciation expense for the three months ended September 30, 2002 was $11.6 million and $9.7 million for the same period in 2001. For the first nine months of 2002 and 2001, depreciation expense was $34.3 million and $28.4 million, respectively.  The increase in depreciation expense is due to the full effect of depreciation of the 2001 acquisitions, depreciation on the 2002 acquisitions from the acquisition dates and the depreciation associated with capital improvements made during 2002 and 2001.

General and administrative expenses totaled $0.9 million, or 2.4% of rental income for the three months ended September 30, 2002, and $0.7 million, or 2.1% for the same period in 2001. For the nine months ended September 30, 2002, general and administrative expenses totaled $2.7 million, or 2.3% of rental income and $2.5 million, or 2.4% of rental income for the same period in 2001.  These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

Interest and investment income and expense

The Company’s interest income decreased to $4,870 in 2002 from $58,849 in 2001 due to a decrease in average invested funds coupled with lower interest rates. For the first nine months of 2002 and 2001, interest income was $27,174 and $358,850, respectively.  In 2001, the Company had $46.7 million invested pending its tender offer on April 18, 2001 for the Company’s outstanding Series A Convertible Preferred Shares.

The Company incurred interest expense of $10.7 million and $8.0 million during the three months ended September 30, 2002 and 2001, respectively. For the first nine months of 2002 and 2001, interest expense was $31.0 million and $20.1 million, respectively.  The increases are due to the full quarter impact of the fixed and variable rate mortgage notes placed or assumed on 26 apartment communities during 2001 and the addition of $28.6 million of secured debt placed or assumed on three apartment communities in 2002. This increase was offset in part by decreasing interest rates on the Company’s unsecured line of credit during 2002. Weighted average interest rates on the Company’s debt was 6.7% for the third quarter of 2002 and 2001.  For the nine months ended September 30, 2002 and 2001, weighted average interest rates were 6.5%.

Comparable property operations

The Company’s “same-community” portfolio consists of 69 stabilized apartment communities, containing 17,254 apartment homes, that the Company has owned since January 1, 2001, representing approximately 82% of the Company’s 21,006 apartment homes. For the three months ended September 30, 2002, same-community property operating income (rental income less property operating expenses) decreased 16%, rental income decreased 4% and property operating expenses  increased 17% over the same period in 2001. For the first nine months of 2002, same-community property operating income decreased 9%, rental income decreased 2% and property operating expenses increased 8% over the same period in 2001. In order to make a meaningful comparison of property operating income for these properties, the one-time adjustment to expense to the water sub-metering receivable and the allowance adjustment for tenant accounts receivable were eliminated, both discussed above, as these items occurred in 2002. These adjustments were recorded by the Company in the third quarter of 2002 in the amount of $1.1 million. If the adjustments had been considered for the three and nine months ended September 30, 2002 over the same period in 2001, property operating expenses increased 23% and 10%, respectively; property operating income decreased 20% and 10%, respectively; and rental income decreases remained the same.  In addition, property operating income excludes depreciation, amortization, general and administrative, other expenses, interest income and expenses and minority interest, as these are fixed expenses and are not considered in the operating performance of the properties. Property operating income is a measure the Company uses to evaluate performance and is not deemed to be an alternative to net income as determined in accordance with generally accepted accounting principles. In addition, this measure as calculated by the Company, may not be comparable to similar entitled measures reported by other companies.

The following is a reconciliation of same community property operaing income to net income as determined in accordance with generally accepted accounting principles:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Comparable properties (same communities)
Rental and other property income	$33,240	$34,578	$101,023	$103,465
Property operating expenses	(14,909)	(12,763)	(41,373)	(38,151)

Property operating income	18,331	21,815	59,650	65,314
Non-comparable properties (remaining communities)
Rental and other property income	7,194	3,538	21,580	7,321
Property operating expenses	(4,555)	(1,228)	(11,043)	(3,571)

Property operating income	2,639	2,310	10,537	3,750

Depreciation of rental property	(11,607)	(9,722)	(34,317)	(28,392)
General and administrative	(918)	(744)	(2,723)	(2,509)
Other depreciation	(6)	(8)	(18)	(19)
Other	(52)	(12)	(205)	(38)
Interest income	5	59	27	359
Interest expense	(10,660)	(8,008)	(31,044)	(20,069)
Minority interest of unit holders in operating partnership	84	—	(35)	—

Net income (loss)	$(2,184)	$5,690	$1,872	$18,396

Liquidity and Capital Resources

The Company’s primary sources of liquidity are rental income generated from the apartment communities, borrowings from unsecured lines of credit, shareholders’ reinvestment of distributions, and proceeds from secured debt.

The Company believes rental income generated from the apartment communities, reinvestment of distributions and borrowings on its lines of credit will be sufficient to meet normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled mortgage debt payments in 2002.  At September 30, 2002, the Company had $2.6 million in cash and cash equivalents.

During October 2001, the Company committed to acquiring two additional apartment communities which were then under construction. During the first and third quarter of 2002, the two apartment communities with a total of 288 apartment homes were completed, and the Company completed the acquisitions for a total purchase price of $26 million. The total consideration included the assumption of $16 million in secured financing and the issuance of $10 million in the form of operating partnership units, both described below.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common shares. Since the beginning of the repurchase program, the Company has, as of September 30, 2002, repurchased 1.9 million common shares at an average price of $10.85 per share for $21.1 million. The Company repurchased 35,800 common shares at an average price of $10.25 per share for $0.4 million during the first nine months of 2002.

Notes Payable
Secured

In July 2002, the Company assumed a $10.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points with a maturity date of September 1, 2006. The note is payable in monthly installments, including principal and interest, and is secured by one apartment community.

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

Unsecured

During October 2002, the Company’s $50 million unsecured line of credit with a commercial bank was increased to $55 million and the maturity date was extended to March 31, 2003. The unsecured line of credit bears interest at one month LIBOR plus 90 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At September 30, 2002 and 2001, borrowings on the unsecured line of credit were $50 million.

The Company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date is February 1, 2003. There were no amounts outstanding at September 30, 2002 and, 2001 under this arrangement.

Capital Requirements

The Company has an ongoing capital expenditure plan to fund its renovation program for its apartment communities. Capital expenditures include capital replacements, initial capital expenditures, and redevelopment enhancements.  The Company anticipates that it will continue to operate as it did in 2001 and fund these cash needs from a variety of sources including equity raised from its dividend reinvestment plan and debt provided by its lines of credit. Given the Company’s current debt level, the Company will seek to obtain additional debt financing from a variety of sources, both secured and unsecured, if necessary.  In addition, despite the softening in overall market conditions in our major markets, we believe we have sufficient financial resources to maintain our current dividend rate through the end of 2002.  Effective April 2003, the Company expects the quarterly dividend rate will be $.20 per common share.

The Company capitalized $13.6 million of improvements to its various apartment communities during the first three quarters of 2002.  The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $6.8 million.  Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $3.1 million for the nine months ended September 30, 2002.  Redevelopment expenditures, including amenities that add a material new feature or revenue source at a property on our recently acquired apartment communities, totaled $3.7 million.  It is anticipated that approximately $2 million in additional capital improvements will be completed during 2002 on the current portfolio. The Company is also required by various lenders to fund a replacement reserve in advance for capital improvements. Capital improvements during 2003 are currently expected to be at approximately the same level as those experienced in 2002.  The Company’s capital improvement budget is reviewed on-going and adjustments will be made if deemed necessary.

Capital resources are expected to grow with the future sale of its shares through dividend reinvestment. Approximately 13% of the 2002 common stock distributions, or $5.2 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash requirements in 2002.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Limited Partners are minority-limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.  During the first and third quarters of 2002, the construction of 288 apartment homes located in North Carolina was completed and other criteria were met.  A total of 0.9 million non-preferred operating partnership units were converted to preferred operating partnership units during 2002. The Company, as the general partner, has approximately an 80% interest in the Limited Partnership. Beginning October 1, 2002, the Limited Partners can elect to exchange a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) Statements No.133 and 138, “Accounting for Derivative Instruments and Hedging Activities” became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards as of January 1, 2002. Currently, the Company does not have any goodwill or intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of the Statement did not have a material impact on the consolidated financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During March 2002, the Company encumbered one apartment community with $12.6 million of secured debt with a fixed interest rate of 6.675% per annum with a maturity date of April 2012.  The loan is payable in monthly installments, including principal and interest.  During March 2002, the Company assumed a $5.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points.  The note requires monthly payments of principal and interest through September 2005 and interest only until the maturity date of September 1, 2006.  The note is secured by one apartment community. Also, in July 2002, the Company assumed a $10.5 million variable rate mortgage note bearing interest at one month LIBOR plus 135 basis points with a maturity date of September 1, 2006. The note is payable in monthly installments, including principal and interest, and is secured by one apartment community.

There have been no other material changes since December 31, 2001. See the information provided in the Company’s Annual Report on Form 10-K under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q.  Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Part II

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

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

(b)	The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 2002, the items reported and the financial statements included in such filings.

	Type and Date of Reports	Items Reported	Financials Statements Filed

	Form 8-K dated and filed October 7, 2002	5,7(c)	None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERSTONE REALTY INCOME TRUST, INC.

(Registrant)

DATE: 11-14-02	BY:	/s/ STANLEY J. OLANDER, JR.

Stanley J. Olander, Jr. Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Glade M. Knight, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cornerstone Realty Income Trust, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GLADE M. KNIGHT

Glade M. Knight Chief Executive Officer Cornerstone Realty Income Trust, Inc.

I, Stanley J. Olander, Jr.,  certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cornerstone Realty Income Trust, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STANLEY J. OLANDER, JR.

Stanley J. Olander, Jr. Executive Vice President Chief Financial Officer Cornerstone Realty Income Trust, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.4

Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).

3.5

Articles of Amendment to the Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated July 23, 1999; SEC File No. 1-12875).

3.6

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