Form 10-K
period 2002-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2003-03-28
CIK 854875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589139
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer (Identification Number)

306 East Main Street, Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 643-1761

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	New York Stock Exchange
Series A Convertible Preferred Shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.  ☐

Based on the closing sales price of June 30, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $542,537,566.*

On March 7, 2003, there were approximately 49,452,281 outstanding common shares.

*	In determining this figure, the company has assumed that all of its officers and directors, and persons known to the company to be beneficial owners of more than 5% of the company’s common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders referred to in Part III.

PART I

Introduction

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the company or the apartment communities, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved. In addition, the company’s continued qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the company’s financial statements and the notes thereto in this regard.

Item 1.     Business

General

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “company”) is a Virginia corporation formed in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental properties commenced on June 1, 1993. The business of the company is to acquire or develop and operate existing residential apartment communities located in the southern United States. As of December 31, 2002, the company owned 82 apartment communities, which comprised a total of 21,618 apartment homes. The company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The company’s apartment communities are described in Item 2 of this report, which is hereby incorporated herein by reference.

The company, as a general partner, has approximately an 80% interest in Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the company and the prior owner, which is a minority limited partner and is not otherwise related to the company.

The company is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The company is a fully integrated real estate organization with expertise in the management, acquisition and renovation of apartment communities.

At December 31, 2002, the company had three divisions (Northern, Southern and Texas). The Northern division has 27 communities, the Southern division has 25 communities, and the Texas division has 30 communities. As of December 31, 2002, the company had approximately 567 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems.

Operations Management and Segments

A site manager is in charge of each of the company’s apartment communities. These site managers report to a regional director who reports to a divisional manager. The company’s three divisional managers report to the company’s Senior Vice President of Operations who in turn reports to the company’s Chief Operating Officer, whom the company considers to be its Chief Operating Decision Maker (“CODM”). The CODM separately evaluates each apartment community’s operating results and budgets on a monthly basis with the respective site manager, regional director, divisional manager and Senior Vice President of Operations. As a result of these meetings, changes in marketing strategy, capital allocation and other operating decisions are made. While each site manager, regional director and divisional manager is empowered to make day to day decisions, the CODM ultimately determines the allocation of resources for each individual apartment community through the company’s budgeting process, which is developed on an annual basis and updated each month as needed.

The company believes that each apartment community should be viewed as a separate operating segment and that the segments have similar economic characteristics, facilities, services and tenants. The company is in the business of owning and operating apartment communities. Furthermore, the company believes that its apartment communities contain similar economic characteristics and achieve similar long-term financial performance.

Product Type—All of the company’s real estate is apartment communities. Over 97% of the communities are garden style apartments located in suburban settings.

Type of Customer—The average income of the company’s tenants is within 85%-110% of the average income for the standard metropolitan area in which the community is located.

Lease Term—All of the company’s apartment communities lease to their tenants under comparable lease terms, which range from month-to-month to 24-month leases.

No one apartment community contributes 10% or more of the company’s revenues, profits or assets. Accordingly, the company believes aggregation of its apartment communities into one reporting segment is appropriate.

Objective

The company’s objective is to increase distributable cash flow and common share value by:

•	reducing tenant turnover, maintaining and increasing rental rates, maintaining high economic occupancy rates, making value-enhancing and income-producing capital improvements, and controlling operating costs and capital expenditures at the apartment communities;

•	acquiring additional apartment communities at attractive prices that provide the opportunity to improve operating performance through the application of the company’s management, marketing, and renovation programs.

Growth through Management and Leasing Efforts

The company uses property operating income (rental income less property operating expenses) as a measure to evaluate each apartment community’s performance, but property operating income should not be deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, the company’s calculation of property operating income may not be comparable to similarly entitled measures reported by other companies. The company maintains an intense focus on the operations of its apartment communities to generate consistent, sustained growth in property operating income, which it believes is the key to growing cash available for distribution to shareholders and increasing shareholder value. The company believes that successful implementation of this strategy will allow it to continue to increase its property operating income from its apartment portfolio. Through renovation and enhanced property management of the apartment communities, the company strives to increase cash flows, thereby adding value to the underlying real estate.

The company seeks to increase property operating income through active property management, which includes attempting to keep rental rates at or above market levels, maintaining high economic occupancy through tenant retention, creating a property identity, effectively marketing each apartment community, and controlling property operating expenses at the property level. Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. These categories primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs and advertising and marketing.

Management believes that tenant retention is critical to generating property operating income growth. Tenant retention maintains or increases economic occupancy and minimizes the costs associated with preparing apartments for new occupants. The company employs one person at each apartment community who has a primary focus on tenant retention. The tenant retention specialist’s objective is to make tenants feel at home in the community through personal attention, which includes organizing social functions and activities as well as responding promptly to any tenant problems that may arise in conjunction with the apartment or community. The company’s philosophy is to market its apartment communities continually to existing tenants in order to achieve a low turnover rate. The company believes that the turnover rate of its apartment communities is in line with the average turnover rate for comparable apartment communities.

Purchase discounts are sought at both the corporate level and locally in those areas where the company has a significant presence. All major contracts for goods and services are re-bid annually to ensure competitive pricing. The company has a preventive maintenance program and the ability to perform work using in-house personnel, which helps the company’s efforts to reduce property operating expenses at the apartment communities. For example, the maintenance manager at each property is qualified to perform HVAC and plumbing work which otherwise would be contracted outside the company. In addition, the company passes through expenses to tenants by sub-metering of water and sewer to tenants as permitted by local and state regulations.

Growth through Acquisitions, Renovations and Expansion

The company also seeks to generate growth in property operating income through acquisitions by: (a) acquiring under-performing assets at less than replacement cost;(b)correcting operational problems; (c) making selected renovations; (d) increasing economic occupancy; (e) raising rental rates; (f) implementing cost controls; and (g) providing enhanced property and centralized management. In markets that it targets for acquisition opportunities, the company attempts to gain a significant local presence in order to achieve operating efficiencies. In analyzing acquisition opportunities, the company considers acquisitions of property portfolios as well as individual properties.

The company analyzes specific criteria in connection with a proposed acquisition. These criteria include: (a) the market in which a property is located and whether it has a diversified economy, stable employment base and increasing average household income; (b) the property’s current and projected cash flow and expected ability to increase property operating income; (c) the condition and design of the property and whether the property can benefit from renovations; (d) historical and projected occupancy rates; (e) the geographic location in light of the company’s diversification objectives; and (f) the purchase price of the property as it relates to the cost of new construction.

If sufficient tenant demand exists and suitable land is available, the company may construct additional apartment homes on land adjacent to certain apartment communities. The company believes that its successful experience with large-scale property renovation will also permit strategic and cost-effective property expansion. It is the company’s policy either to construct additional apartment homes itself or acquire additional apartment homes on a turn-key basis from a third party contractor.

During 2000, the company began development at two apartment communities, Cape Landing and Clarion Crossing, both on existing land owned by the company and adjoining existing apartment communities. The company capitalizes costs incurred during the development of the assets (including interest, property taxes, and other direct and indirect costs) when the development commences and ends when the asset is ready for leasing. Clarion Crossing was completed during 2002.

During 2002, the company completed the acquisition of four apartment communities, comprising 900 apartment homes, for purchase prices totaling $71.1 million. Two of the apartment communities acquired are combined with existing apartment communities owned by the company.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The company has approximately an 80% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the company, at its option, will convert the preferred operating partnership units into either common shares of the company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During 2002, the construction of 288 apartment homes located in North Carolina were completed and other criteria set forth in the partnership agreement were met. A total of 1,111,875 non-preferred operating partnership units were converted to preferred operating partnership units during 2002. There were 2,374,555 preferred and 319,715 non-preferred operating partnership units at December 31, 2002. As of December 31, 2002, no preferred operating partnership units had been exchanged. In January and March 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-for-one basis.

Financing Policy

The company’s objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares, the company may obtain capital from lines of credit or other secured or unsecured borrowings.

Secured Debt

During 2002 and 2001, the company obtained a total of $37.6 million and $206.9 million, respectively, in fixed and variable rate secured financing from three separate commercial lenders. The financings are secured by mortgages on 22 apartment communities. At the request of the lenders, the financings were provided to new wholly-owned subsidiaries of the company, which were formed for the special purpose of receiving the financing proceeds and holding the mortgaged apartment communities. The company continues to manage the apartment communities. All of these financings are reflected on the audited consolidated financial statements of the company.

During 2002, the company entered into a $12.6 million fixed rate mortgage note which bears interest at 6.675% per annum. The mortgage note is payable in monthly installments, including principal and interest, and is secured by one apartment community. The company also entered into a $25 million variable rate mortgage note in conjunction with the acquisition of one apartment community. The mortgage note requires monthly payments of interest only.

The company assumed $16 million in variable rate mortgage notes in conjunction with the acquisition of two apartment communities in 2002. The notes require monthly installments, including principal and interest, and are secured by the two apartment communities.

During 2001, the company entered into $206.9 million in new fixed rate mortgage notes. Interest rates on the mortgage notes range from 6.42% to 7.16%. The notes require monthly installments, including either principal and interest or interest only and are secured by 20 apartment communities.

In conjunction with the acquisition of four apartment communities in 2001, the company assumed $71.9 million in fixed rate mortgage notes. The notes are due in monthly installments, including principal and interest. One of the mortgage notes in the amount of $25.5 million was recorded at a fair value of $25.9 million at the date of assumption. The difference between the fair value and principal balance is being amortized as an adjustment to interest expense over the term of the note. The mortgage note bears interest at a fixed rate of 7.37% per annum, has an effective interest rate of 6.75%, including the effect of the fair value adjustment, and has a maturity date of October 2004. The company assumed $31.2 million in variable rate mortgage notes in conjunction with the acquisition of two apartment communities in 2001. The notes require monthly installments, including principal and interest.

Unsecured Debt

During December 2002, the company’s $50 million unsecured line of credit with a commercial bank was increased to $75 million and the maturity date was extended to March 31, 2003. During 2002, the unsecured line of credit was subject to interest at LIBOR (the London Interbank Offered Rate) plus 90 basis points. The company is obligated to pay the lender a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At December 31, 2002 and 2001, borrowings on the unsecured line of credit were $75 million and $50 million, respectively.

The company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date was extended to March 31, 2003. At December 31, 2002 and 2001, borrowings were $2.9 million and $5 million, respectively, under this arrangement.

The company is in the process of negotiating an extension to its lines of credit and intends to replace these lines of credit within the year with a combination of a longer-term secured debt arrangement and a reduced line of credit. The company has over 20 unencumbered apartment communities, which the company has the opportunity to use as collateral for a secured financing arrangement. Given the value of these properties and current financing opportunities available to the company, the company believes it will be able to obtain longer-term secured financing.

Environmental Matters

In connection with each of its property acquisitions, the company typically obtains a Phase I Environmental Report, and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the company is not aware of any environmental situations requiring remediation at its apartment communities which have not been or are not currently being remediated as necessary.

Additional Information on Policies With Respect to Investments and Certain Other Activities

This section sets forth certain additional information on the general policies of the company with respect to investments and various other activities. In general, the company’s board of directors may establish and change investment and other related policies without any shareholder approval. The provisions of the Internal Revenue Code applicable to REITs impose various restrictions on the nature of the investments and activities of the company, and it is the company’s intention at all times fully to comply with these REIT tax requirements.

The company currently intends to invest solely in residential apartment communities and assets related to such communities or otherwise related to the management and operation of such properties. The company is permitted to invest in other types of real estate, but has no present intention to do so. The company’s geographical focus is in the areas described above. The company may elect to acquire properties in other regions if that action is deemed consistent with the company’s business objectives.

The company seeks to acquire properties with a view to both current income and possible capital appreciation. The company seeks to diversify its investment capital among numerous properties so as to avoid the allocation of any significant percentage of total investment to any single property or group of related properties.

The company has no specific limit on the amount of secured or unsecured debt it may incur. As indicated, the company will seek capital as needed at the lowest possible cost, but also has a policy of maintaining debt at a prudent level in relation to total company capitalization and debt service requirements in relation to its income.

As discussed above, the company may directly, or through wholly-owned subsidiaries, own its properties or may, in appropriate cases, acquire interests in joint ventures that own properties. The company’s predominant method of financing acquisitions is with cash, which it may obtain through borrowings, sales of its securities, dispositions of other properties, or through other means. However, in suitable situations, the company may use as consideration for property acquisitions its own securities (such as operating partnership units of entities it forms, or its own common or preferred shares).

The company may invest its cash reserves in various types of short-term liquid investments, such as money market funds, prime commercial paper, certificates of deposit or U.S. government securities. The company expects that this temporary investment of cash reserves will be limited to providing a return on cash held for other company purposes, such as property acquisitions and renovations, and does not reflect any intention to engage in the business of investing or trading in securities. The company does not currently intend to invest in real estate mortgages.

The company, acting through its board of directors, is authorized to issue both common shares and preferred shares. In general, both common shares and preferred shares may be issued for such consideration as may be determined by the board of directors without any need for authorization by holders of the common shares. The preferred shares can be issued in one or more series having varying voting rights, redemption and conversion features, distribution rights, preferences, and such other rights, including rights of approval of specified transactions, as may be determined by the board of directors.

As discussed above, in analyzing acquisition opportunities, the company considers acquisitions of property portfolios as well as acquisitions of individual properties. When appropriate, the company will consider the acquisition (by merger, share exchange or similar transaction) of other companies which own properties that are consistent with the company’s investment objectives. As appropriate, the company may also seek to provide property management services to properties owned by third parties and to receive property management fees for those services, subject to the REIT provisions of the Internal Revenue Code.

The company has no present intention of making loans to other persons, or underwriting the securities of other companies.

The company has in the past repurchased its common shares in open-market transactions. The company currently has such a common share repurchase program in place and may, in the future, engage in the repurchase of its shares in open-market or other transactions if the company deems such repurchase prudent and consistent with the overall operational objectives of the company.

The company provides additional information on its policies with respect to investments and related activities in both annual and quarterly reports to its security holders, which also include financial statements of the company (and its consolidated subsidiaries) for the relevant periods.

Potential Acquisition

On February 19, 2003, the company and Merry Land Properties, Inc, entered into a merger agreement in which Merry Land Properties, Inc. will merge into a subsidiary of the company. Merry Land owns interests in nine apartment communities containing approximately 2,000 units in Georgia, South Carolina and Florida. Merry Land shareholders will receive 1.818 common shares of the company and 0.220 shares of the company’s non-dividend paying Series B Convertible Preferred Stock for each Merry Land common share. The preferred stock will be convertible into 0.220 common shares of the company upon the completion and lease up of Merry Land’s Merritt at Whitemarsh project in Savannah, Georgia or in certain other circumstances. The total value of the common shares to be received by the Merry Land shareholders (including common shares received upon conversion) as of the date of the merger agreement was approximately $42 million. The company will assume approximately $94 million in debt and other liabilities.

Item 2.     Properties

As of December 31, 2002, the company owned 82 apartment communities, which comprised a total of 21,618 apartment homes. Those apartment communities were located in Georgia (6 communities), North Carolina (29 communities), South Carolina (5 communities), Texas (30 communities), and Virginia (12 communities).

The following table sets forth specific information regarding the company’s apartment communities and their respective apartment homes:

(remainder of page is intentionally blank)

								Total	Average
					Initial	Total		Investment	Unit Size
		Date of	Date	Encum-	Acquisition	Investment at	Number	Per Unit at	(Square
Property	Location	Const.	Acquired	brances	Cost	12-31-02(1)	of Units	12-31-02	Feet)

Georgia
Ashley Run	Atlanta	1987	Apr. 30, 1997	(10)	$18,000,000	$21,415,794	348	$61,540	1,150
Stone Brook	Atlanta	1986	Oct. 31, 1997	(10)	7,850,000	9,687,862	188	51,531	937
Carlyle Club	Atlanta	1974	Apr. 30, 1997	—	11,580,000	14,525,388	243	59,775	1,089
Dunwoody Springs	Atlanta	1981	July 25, 1997	—	15,200,000	21,485,391	350	61,387	948
Poplar Place	Atlanta	1989/1995	Sept. 7, 2001	25,336,579	34,650,000	38,133,315	524	72,774	1,079
Spring Lake	Atlanta	1986	Aug. 12, 1998	(10)	9,000,000	10,524,725	188	55,983	1,009

North Carolina
The Meadows	Asheville	(6)	(6)	—	17,836,000	19,695,485	392	50,244	1,033
Beacon Hill	Charlotte	1985	May 1, 1996	—	13,579,203	16,856,362	349	48,299	734
Bridgetown Bay	Charlotte	1986	Apr. 1, 1996	—	5,025,000	6,358,991	120	52,992	867
Charleston Place	Charlotte	1986	May 13, 1997	(10)	9,475,000	10,902,635	214	50,947	806
Greystone Crossing	Charlotte	1998/2000	May 8, 2000	—	26,800,000	27,839,862	408	68,235	927
Heatherwood	Charlotte	(3)	(3)	16,250,000	17,630,457	27,355,887	476	57,470	1,186
Meadow Creek	Charlotte	1984	May 31, 1996	9,470,146	11,100,000	13,851,671	250	55,407	860
Paces Glen	Charlotte	1986	July 19, 1996	—	7,425,000	8,795,957	172	51,139	907
Legacy Park	Charlotte	2001	Oct. 1, 2001	16,075,948	21,888,522	22,510,915	288	78,163	1,004
Timber Crest	Charlotte	2000	Oct. 1, 2001	15,157,240	19,076,149	19,915,600	282	70,623	983
Summerwalk	Charlotte	1983	May 1, 1996	6,000,000	5,660,000	8,125,758	160	50,786	963
Stone Point	Charlotte	1986	Jan. 15, 1998	(10)	9,700,000	10,656,745	192	55,504	848
The Enclave at South Tryon	Charlotte	2002	Dec. 2, 2002	—	16,100,000	16,207,126	216	75,033	1,093
Deerfield	Durham	1985	Nov. 1, 1996	10,092,272	10,675,000	11,917,526	204	58,419	888
The Landing	Durham	1984	May 1, 1996	—	8,345,000	10,621,149	200	53,106	960
Parkside at Woodlake	Durham	1996	Aug. 31, 1996	—	14,663,886	15,956,438	266	59,987	865
Signature Place	Greenville	1981	Aug. 1, 1996	—	5,462,948	7,792,617	171	45,571	1,037
Highland Hills	Carrboro	1987	Sept. 27, 1996	14,679,353	12,100,000	15,428,857	264	58,443	1,000
Clarion Crossing	Raleigh	1972	Sept. 30, 1997	—	10,600,000	15,023,387	260	57,782	803
Remington Place	Raleigh	1985	Oct. 31, 1997	(10)	7,900,000	9,110,213	136	66,987	1,098
St. Regis	Raleigh	1986	Oct. 31, 1997	(10)	9,800,000	11,256,464	180	62,536	840
The Trestles	Raleigh	1987	Dec. 30, 1994	—	10,350,000	12,158,378	280	43,423	776
The Timbers	Raleigh	1983	June 4, 1998	—	8,100,000	9,267,526	176	52,656	745
Trinity Commons	Raleigh	(9)	(9)	28,162,657	37,805,886	38,858,177	462	84,109	953

Glen Eagles	Winston-Salem	(7)	(7)	—	16,887,653	18,663,811	310	60,206	978
Mill Creek	Winston-Salem	1984	Sept. 1, 1995	—	8,550,000	10,234,083	220	46,519	897
Pinnacle Ridge	Asheville	1951	Apr. 1, 1998	4,942,448	5,731,150	7,330,320	168	43,633	885
Autumn Park	Greensboro	2001	Oct. 1, 2001	14,905,905	20,074,327	20,615,796	264	78,090	983
St. Andrews	Wilmington	(8)	(8)	18,449,688	27,369,289	28,321,464	390	72,619	903

South Carolina
Westchase	Charleston	1985	Jan. 15, 1997	(10)	11,000,000	14,247,123	352	40,475	706
Hampton Pointe	Charleston	1986	Mar. 31, 1998	(10)	12,225,000	16,309,580	304	53,650	1,035
The Arbors at Windsor Lake	Columbia	1991	Jan. 1, 1997	(10)	10,875,000	12,235,264	228	53,663	966
Stone Ridge	Columbia	1975	Dec. 8, 1993	—	3,325,000	6,574,950	191	34,424	1,047
Cape Landing	Myrtle Beach	1997/1998	Oct. 16, 1998	—	17,100,000	21,094,910	288	73,246	933

								Total	Average
					Initial	Total		Investment	Unit Size
		Date of	Date	Encum-	Acquisition	Investment at	Number	Per Unit at	(Square
Property	Location	Const.	Acquired	brances	Cost	12-31-02(1)	of Units	12-31-02	Feet)

Virginia
Trophy Chase	Charlottesville	(5)	(5)	15,000,000	12,628,991	18,952,592	425	44,594	803
Greenbrier	Fredericksburg	1980	Oct. 1, 1996	12,667,462	11,099,525	12,827,709	258	49,720	851
Tradewinds	Hampton	1988	Nov. 1, 1995	10,961,274	10,200,000	12,447,063	284	43,828	930
Ashley Park	Richmond	1988	March 1, 1996	9,500,000	12,205,000	13,847,715	272	50,911	765
Hampton Glen	Richmond	1986	Aug. 1, 1996	12,519,699	11,599,931	13,748,351	232	59,260	788
Trolley Square	Richmond	(4)	(4)	9,500,000	10,242,575	14,407,103	325	44,330	589
The Gables	Richmond	1987	July 2, 1998	8,000,000	11,500,000	13,418,181	224	59,903	700
Chase Gayton	Richmond	1984	June 21, 2001	15,711,709	21,175,000	21,951,892	328	66,927	949
Waterford	Richmond	1989	Dec. 10, 2001	16,731,009	22,500,000	23,488,236	312	75,283	995
Arbor Trace	Virginia Beach	1985	Mar. 1, 1996	5,000,000	5,000,000	6,348,484	148	42,895	850
Harbour Club	Virginia Beach	1988	May 1, 1994	8,420,136	5,250,000	7,281,422	214	34,025	813
Mayflower Seaside	Virginia Beach	1950	Oct. 26, 1993	10,500,000	7,634,144	12,605,145	263	47,928	698

Texas
Brookfield	Dallas	1984	July 23, 1999	—	8,014,533	8,032,215	232	34,622	714
Toscana	Dallas	1986	July 23, 1999	5,250,000	7,334,023	7,585,703	192	39,509	601
Paces Cove	Dallas	1982	July 23, 1999	11,025,462	11,712,879	12,522,792	328	38,179	670
Timberglen	Dallas	1984	July 23, 1999	9,500,000	13,220,605	14,211,159	304	46,747	728
Summer Tree	Dallas	1980	July 23, 1999	7,699,830	7,724,156	8,714,178	232	37,561	575
Devonshire	Dallas	1978	July 23, 1999	3,676,401	7,564,892	8,339,295	144	57,912	876
The Courts at Pear Ridge	Dallas	1988	July 23, 1999	10,506,542	11,843,691	12,250,347	242	50,621	774
Eagle Crest	Dallas	1983	July 23, 1999	15,000,000	21,566,317	22,690,023	484	46,880	887
Remington Hills	Dallas	1984	July 23, 1999	14,250,000	20,921,219	26,203,409	362	72,385	957
Estrada Oaks	Dallas	1983	July 23, 1999	9,332,110	10,786,882	11,525,977	248	46,476	771
Aspen Hills	Dallas	1979	July 23, 1999	—	7,223,722	7,932,095	240	33,050	671
Mill Crossing	Dallas	1979	July 23, 1999	—	5,269,792	5,722,453	184	31,100	691
Polo Run	Dallas	1984	July 23, 1999	—	7,556,647	9,156,166	224	40,876	854
Cottonwood	Dallas	1985	July 23, 1999	5,979,326	6,271,756	7,390,949	200	36,955	751
Burney Oaks	Dallas	1985	July 23, 1999	8,416,910	9,965,236	10,957,214	240	45,655	794
Copper Crossing	Dallas	1980/1981	July 23, 1999	—	11,776,983	12,992,244	400	32,481	739
Arbors on Forest Ridge	Dallas	1986	July 23, 1999	6,250,000	9,573,954	10,032,884	210	47,776	804
Park Village	Dallas	1983	July 23, 1999	8,444,974	8,224,541	9,006,480	238	37,842	647
Wildwood	Dallas	1984	July 23, 1999	3,357,507	4,471,294	4,829,325	120	40,244	755
Main Park	Dallas	1984	July 23, 1999	8,359,206	9,082,967	9,613,209	192	50,069	939
Paces Point	Dallas	1985	July 23, 1999	7,423,665	12,980,245	13,728,832	300	45,763	762
Silverbrook I	Dallas	1982	July 23, 1999	15,442,245	15,709,893	17,919,947	472	37,966	842
Silverbrook II	Dallas	1984	July 23, 1999	2,826,803	5,808,250	6,447,201	170	37,925	741
Grayson II	Dallas	1986	July 23, 1999	6,227,327	12,210,121	12,905,231	250	51,621	850
Grayson I	Dallas	1985	July 23, 1999	6,526,941	9,948,959	12,126,919	200	60,635	840
Cutter’s Point	Dallas	1978	July 23, 1999	6,250,000	9,859,840	11,284,174	196	57,572	1,010
Windsor Heights	Dallas	1997	Dec. 23, 2002	25,000,000	29,000,000	29,239,938	396	73,838	1,167
The Meridian	Austin	1988	July 23, 1999	2,823,884	7,539,224	8,621,023	200	43,105	741
Canyon Hills	Austin	1996	July 23, 1999	12,592,947	12,512,502	12,892,928	229	56,301	799
Sierra Ridge	San Antonio	1981	July 23, 1999	4,750,000	6,624,666	8,530,908	230	37,091	751

Total				$604,445,605	$1,009,850,425	$1,162,592,613	21,618	$53,779

Notes to table of apartment communities:

(1)	“Total Investment” includes the purchase price of the apartment community plus real estate commissions, closing costs and improvements capitalized since the community’s date of acquisition, excluding apartment communities acquired as part of the acquisition of Apple Residential Income Trust, Inc. in a merger transaction in 1999. The Apple apartment communities include the allocated purchase price at the time of the merger and improvements capitalized since the merger.
(2)	An open item denotes that the company did not own the property during the period indicated.
(3)	Heatherwood Apartments is comprised of Heatherwood (completed in 1980) and Italian Village and Villa Marina Apartments (completed in 1980), acquired in September 1996 and August 1997, respectively, at a cost of $10.2 million and $7.4 million. They are adjoining properties and are operated as one apartment community.
(4)	Trolley Square Apartments is comprised of Trolley Square East Apartments (completed in 1965) and Trolley Square West Apartments (completed in 1964) acquired in June 1996 and December 1996, respectively, at a cost of $6.0 million and $4.2 million. They are adjacent properties and are operated as one apartment community.
(5)	Trophy Chase is comprised of Trophy Chase (completed in 1970) and Hunter’s Creek (completed in 1970) acquired in April 1996 and July 1999, respectively, at a cost of $3.7 million and $8.9 million.
(6)	The Meadows is comprised of The Meadows (completed in 1974), the Enclave (completed in 2000) and Phase II Enclave (completed in 2001) acquired in January 1996, March 2000 and May 2001, respectively, at a cost of $6.2 million, $8.8 million and $2.9 million.
(7)	Glen Eagles is comprised of Glen Eagles (completed in 1990) and Prestwick (completed in 2000) acquired in October 1995 and September 2000, respectively, at a cost of $7.3 million and $9.6 million.
(8)	St. Andrews is comprised of St. Andrews (completed in 1998) and St. Andrews II (completed in 2002) acquired in October 2001 and March 2002, respectively, at a cost of $17.1 million and $10.3 million.
(9)	Trinity Commons is comprised of Trinity Commons (completed in 2000) and Trinity Commons II (completed in 2002) acquired in October 2001 and July 2002, respectively, at a cost of $22.1 million and $15.7 million.
(10)	$73.5 million of secured debt secured by 10 properties which are individually noted.

The following table sets forth occupancy rates and average rental rates for the company’s apartment communities:

	Occupancy Rates(2)					December Average Rental Rate(3)
Property	2002	2001	2000	1999	1998	2002	2001	2000	1999	1998
Georgia
Ashley Run	82%	88%	92%	91%	92%	$757	$817	$822	$781	$743
Stone Brook	85%	88%	91%	92%	89%	680	741	733	703	656
Carlyle Club	86%	88%	92%	93%	92%	763	783	802	768	730
Dunwoody Springs	91%	93%	93%	94%	92%	709	763	760	725	681
Poplar Place	86%	89%	—	—	—	709	776	—	—	—
Spring Lake	88%	90%	91%	91%	94%	705	745	728	693	646

North Carolina
The Meadows	93%	93%	94%	95%	95%	679	688	673	649	620
Beacon Hill	87%	90%	91%	91%	94%	567	623	632	619	587
Bridgetown Bay	91%	87%	90%	94%	95%	605	617	668	677	631
Charleston Place	88%	89%	91%	91%	93%	575	621	638	634	613
Greystone Crossing	81%	91%	86%	—	—	662	660	695	—	—
Heatherwood	85%	91%	92%	92%	91%	635	658	657	649	609
Meadow Creek	79%	89%	88%	89%	91%	591	620	652	636	620
Paces Glen	90%	89%	88%	92%	94%	607	643	677	658	640
Legacy Park	88%	78%	—	—	—	761	834	—	—	—
Timber Crest	85%	85%	—	—	—	673	763	—	—	—
Summerwalk	89%	89%	94%	95%	94%	615	646	668	656	626
Stone Point	83%	90%	93%	93%	94%	628	672	687	666	631
The Enclave at South Tryon	84%	—	—	—	—	830	—	—	—	—
Deerfield	93%	95%	94%	94%	92%	787	812	793	757	754
The Landing	88%	96%	94%	94%	93%	649	714	697	669	650
Parkside at Woodlake	87%	91%	93%	90%	88%	697	732	732	713	686
Signature Place	88%	92%	95%	93%	94%	588	600	595	568	533
Highland Hills	92%	96%	95%	91%	96%	837	869	842	816	767
Clarion Crossing	86%	92%	92%	90%	93%	652	591	592	579	558
Remington Place	88%	91%	92%	92%	93%	717	802	795	782	758
St. Regis	86%	89%	95%	92%	93%	654	716	733	700	686
The Trestles	89%	86%	90%	93%	92%	595	620	621	607	589
The Timbers	88%	90%	89%	93%	92%	590	655	651	638	614
Trinity Commons	74%	90%	—	—	—	778	1,859	—	—	—
Glen Eagles	86%	87%	87%	87%	93%	647	671	701	670	683
Mill Creek	89%	89%	87%	89%	94%	576	590	597	585	592
Pinnacle Ridge	96%	96%	94%	95%	95%	619	607	588	563	528
Autumn Park	90%	93%	—	—	—	771	804	—	—	—
St. Andrews	81%	94%	—	—	—	690	685	—	—	—

South Carolina
Westchase	91%	93%	91%	96%	96%	591	599	594	589	551
Hampton Pointe	89%	86%	92%	97%	98%	678	699	701	681	606
The Arbors at Windsor Lake	93%	90%	94%	90%	94%	676	675	653	661	668
Stone Ridge	83%	83%	90%	91%	93%	567	584	581	578	542
Cape Landing	89%	90%	92%	93%	84%	638	658	658	662	666

Virginia
Trophy Chase	92%	93%	92%	91%	94%	712	707	673	625	253
Greenbrier	95%	98%	97%	95%	97%	821	771	719	681	648
Tradewinds	97%	91%	93%	94%	92%	747	717	687	655	624
Ashley Park	94%	93%	94%	94%	95%	680	679	657	629	606
Hampton Glen	92%	93%	93%	93%	94%	768	767	751	716	677
Trolley Square	94%	96%	97%	91%	95%	663	678	650	612	561
The Gables	91%	88%	92%	92%	94%	719	716	702	654	600
Chase Gayton	91%	93%	—	—	—	769	759	—	—	—
Waterford	89%	96%	—	—	—	768	603	—	—	—
Arbor Trace	95%	90%	90%	93%	91%	729	679	686	652	590
Harbour Club	97%	90%	92%	92%	91%	724	702	686	654	589
Mayflower Seaside	97%	97%	95%	92%	95%	849	787	758	761	715

	Occupancy Rates(2)					December Average Rental Rate(3)
Property	2002	2001	2000	1999	1998	2002	2001	2000	1999	1998

Texas
Brookfield	92%	96%	94%	93%	—	607	609	581	552	—
Toscana	88%	91%	94%	97%	—	560	578	571	546	—
Paces Cove	84%	88%	91%	91%	—	600	625	595	570	—
Timberglen	83%	88%	91%	92%	—	626	652	639	611	—
Summer Tree	90%	92%	96%	90%	—	529	564	552	524	—
Devonshire	85%	90%	90%	95%	—	744	746	727	670	—
The Courts at Pear Ridge	90%	95%	95%	94%	—	710	727	710	684	—
Eagle Crest	89%	92%	91%	89%	—	665	694	682	643	—
Remington Hills	86%	88%	91%	89%	—	838	852	843	805	—
Estrada Oaks	89%	93%	90%	93%	—	666	662	643	629	—
Aspen Hills	90%	92%	90%	90%	—	576	569	550	534	—
Mill Crossing	90%	90%	91%	91%	—	575	565	548	536	—
Polo Run	92%	93%	96%	90%	—	667	661	641	618	—
Cottonwood	87%	93%	94%	96%	—	639	596	578	540	—
Burney Oaks	91%	90%	93%	95%	—	685	691	678	639	—
Copper Crossing	89%	92%	87%	90%	—	544	537	520	506	—
Arbors on Forest Ridge	89%	89%	91%	91%	—	660	684	664	650	—
Park Village	92%	96%	95%	92%	—	574	599	569	542	—
Wildwood	91%	93%	88%	92%	—	670	685	662	658	—
Main Park	95%	95%	98%	97%	—	788	815	779	733	—
Paces Point	87%	94%	93%	97%	—	668	699	669	624	—
Siverbrook I	87%	91%	94%	95%	—	620	626	598	559	—
Silverbrook II	89%	90%	92%	96%	—	579	578	557	512	—
Grayson II	89%	92%	93%	94%	—	761	762	740	693	—
Grayson I	92%	94%	94%	93%	—	750	743	728	691	—
The Meridian	92%	95%	97%	98%	—	644	691	664	612	—
Canyon Hills	88%	93%	97%	98%	—	740	809	784	730	—
Cutter’s Point	85%	91%	95%	95%	—	806	832	785	720	—
Sierra Ridge	90%	88%	90%	90%	—	555	536	524	509	—
Windsor Heights	(4)	—	—	—	—	917	—	—	—	—

	89%	91%	92%	92%	93%	$683	$797	$671	$644	$619

Notes to table of occupancy rates and average rental rates:

(1)	An open item denotes that the company did not own the property during the period indicated.
(2)	Economic occupancy percentage reflects scheduled rent divided by gross potential rent.
(3)	Average rent per month reflects December’s monthly gross potential rent divided by the property’s number of units.
(4)	This property was acquired in late December 2002, and therefore economic occupancy percentage was not available.

Item 3.    Legal Proceedings

Neither the company nor any of its apartment communities is presently subject to any material litigation nor, to the company’s knowledge, is any litigation threatened against the company or any of the apartment communities, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the company.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Common Shares

The company’s common shares are traded on the New York Stock Exchange (“NYSE”). The common shares were listed on the NYSE under the symbol “TCR” on April 18, 1997. Before that date, there was no active trading market for the common shares. The following table sets forth the high and low sale prices on the NYSE for the common shares (as reported by the NYSE) and the cash distributions declared and paid for each quarterly period indicated. On March 7, 2003, the last reported sale price on the NYSE was $7.00 per common share.

	High	Low	Cash Distribution per Common Share
2001
First Quarter	$11.25	$10.30	$0.28
Second Quarter	11.60	10.20	0.28
Third Quarter	11.45	10.50	0.28
Fourth Quarter	11.55	10.51	0.28

2002
First Quarter	$11.65	$10.51	$0.28
Second Quarter	11.58	10.75	0.28
Third Quarter	11.20	8.75	0.28
Fourth Quarter	9.00	6.51	0.28

Distributions of $53.5 million and $45.9 million were made to the shareholders during 2002 and 2001, respectively.

The timing and amounts of distributions to shareholders are within the discretion of the company’s board of directors. Future distributions will depend on the company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The company’s distributions to its shareholders also may be limited by the agreements pertaining to the company’s unsecured lines of credit.

On October 7, 2002, the company announced that, effective April 2003, its common share dividend policy will be to pay a regular quarterly cash dividend of $.20 per common share. For 2003, common share distributions would be reduced as a result of this policy by approximately $11.6 million based on the outstanding common shares at December 31, 2002.

For federal income tax purposes, distributions paid to common shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the company’s current and accumulated earnings and profits. Distributions which exceed the company’s current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder’s basis in his common shares and reduce the shareholder’s basis in the common shares. To the extent that a distribution exceeds both the company’s current and accumulated earnings and profits and the shareholder’s basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder’s common shares. The company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 2002, approximately 70.2% of distributions on common shares represented a return of capital and 29.8% represented ordinary income.

The company has a Dividend Reinvestment and Share Purchase Plan (as amended, the “Plan”) which allows any record holder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2002, 2001, and 2000, $6.8 million, $6.5 million, and $6.1 million, respectively, were provided through the reinvestment of distributions.

In addition, the Plan has a direct purchase feature in which investors may acquire common shares by making cash payments without payment of any brokerage commissions or other fees. During 2002 and 2001, direct purchases accounted for $0.8 million and $0.5 million, respectively, of the proceeds raised under the Plan.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the company’s common shares. Under this authorization, the company has, as of December 31, 2002, repurchased 1.9 million common shares at an average price of $10.85 per share for a total cost of $21.1 million. For the year ended December 31, 2002, the company repurchased 35,800 common shares at an average price of $10.25 per share for a total cost of $0.4 million.

On March 7, 2003, the company’s common shares were held by 1,259 shareholders of record.

Preferred Shares

The company issued Series A Convertible Preferred Shares in July 1999. The company imputed dividends calculated as the present value difference between the perpetual preferred stock distribution and the stated distribution rate. The imputed dividend is reflected as additional non-cash preferred stock distributions. The company declared and paid total distributions of $2.3752 per share on the Series A Convertible Preferred Shares during 2002.

On April 18, 2001, the company completed a tender offer for the company’s outstanding Series A Convertible Preferred Shares (“Exchange Offer”). A total of 12.5 million preferred shares were tendered, representing 99% of the issued and outstanding preferred shares. Of the preferred shares tendered, the holders of 0.7 million such shares received two common shares for each preferred share and the holders of 11.7 million shares received one common share and $12.25 in cash for each preferred share. The company issued a total of 13.2 million common shares and paid $143.8 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses, and is included on the statement of operations as a reduction to arrive at net loss available to common shareholders. The preferred shares were listed on the New York Stock Exchange on August 7, 2001 and trade under the symbol “TCR-PR.” At December 31, 2002, a total of 127,380 preferred shares remained outstanding.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2002. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data and apartment communities owned)
Operating Results
Rental and property income	$162,718	$152,668	$146,555	$121,087	$88,752
Income before gain on sales of investments and minority interest of unit holders in operating partnership	184	17,997	35,214	30,122	23,225
Gain on sales of investments	—	—	22,930	—	—
Net income	220	17,990	58,144	30,037	23,211
Distributions to preferred shareholders	303	7,698	30,305	12,323	—
Excess consideration paid over book value to preferred shareholders	—	27,492	—	—	—
Net (loss) income available to common shareholders	(83)	(17,200)	27,839	17,714	23,211
Distributions to common shareholders	53,482	45,905	40,251	42,050	38,318
Per Share
Net (loss) income per common share	$0.00	$(0.40)	$0.77	$0.45	$0.62
Distributions per preferred share	$2.38	$2.31	$2.19	$0.97	—
Distributions per common share	$1.12	$1.12	$1.10	$1.07	$1.03
Distributions representing return of capital	70%	32%	41%	11%	20%
Weighted average common shares outstanding-basic	48,068	43,450	36,081	39,183	37,631
Balance Sheet Data
Investment in rental property-gross	$1,162,592	$1,073,802	$868,891	$919,129	$587,438
Total assets	$1,014,847	$980,691	$799,781	$869,265	$552,348
Notes payable-unsecured	$77,913	$55,000	$13,210	$157,500	$201,893
Notes payable-secured	$604,446	$554,600	$245,423	$105,046
Shareholders’ equity	$287,074	$333,834	$522,002	$574,365	$339,171
Common shares outstanding	48,361	47,665	34,926	38,712	39,114
Other Data
Cash flow from:
Operating activities	$46,815	$51,836	$53,913	$63,010	$45,028
Investing activities	$(36,471)	$(79,796)	$50,254	$(31,144)	$(97,863)
Financing activities	$(17,620)	$32,475	$(116,294)	$(18,187)	$50,912
Number of apartment communities owned at year-end	82 (a)	80 (b)	72	87	58
Funds from operations calculation
Net income	$220	$17,990	$58,144	$30,037	$23,211
Adjustments:
Gain on sales of investments	—	—	(22,930)	—	—
Depreciation of rental property	46,021	39,999	36,295	29,310	20,741
Minority interest of unit holders in operating partnership	(36)	—	—		—
Other	—	—	—	141	15

Funds from operations (c)	$46,205	$57,989	$71,509	$59,488	$43,967

(a)	The company purchased four apartment communities of which two apartment communities are combined with two existing apartment communities.

(b)	The company purchased ten apartment communities of which one apartment community is combined with an existing apartment community and two are adjacent to each other and are operated as one apartment community.
(c)	Funds from Operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains and (losses) from sales of depreciable property, minority interest of unit holders in operating partnerships, plus depreciation. This definition conforms with the National Association of Real Estate Investment Trust’s (NAREIT) definition issued in October 1999 which was effective beginning January 1, 2000. The company’s management believes that FFO provides investors with an understanding of the company’s ability to incur and service debt and make capital expenditures. The company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the company’s activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. In addition, there can be no assurance that the company’s basis for computing FFO is comparable with that of other real estate investment trusts.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The company owned 82 apartment communities with 21,618 apartment homes at December 31, 2002. The company operated in 17 markets overall. At December 31, 2002, the company’s three largest markets comprised 57% of its real estate owned, at cost. The following table summarizes the company’s apartment market information (dollars in thousands).

Market	Number of Apartment Communities	Total Cost	Number of Apartment Homes	% of Total Cost of Apartments	Annual Average Economic Occupancy
					2002	2001
Dallas/Fort Worth, TX	27	$323,360	7,000	28%	89%	92%
Charlotte, NC	12	189,378	3,127	16%	85%	89%
Raleigh/Durham, NC	10	149,598	2,428	13%	86%	92%
Atlanta, GA	6	115,772	1,841	10%	86%	89%
Richmond, VA	8	126,136	2,235	11%	93%	94%
Norfolk/Virginia Beach, VA	3	26,235	625	2%	87%	93%
Winston-Salem, NC	2	28,898	530	2%	87%	88%
Austin, TX	2	21,514	429	2%	90%	94%
Columbia, SC	2	18,810	419	2%	89%	94%
Other (8 markets)	10	162,891	2,984	14%	90%	92%

	82	1,162,592	21,618	100%	89%	91%

The following discussion is based on the financial statements of the company as of December 31, 2002, 2001, and 2000. This information should be read in conjunction with the selected financial data and the company’s consolidated financial statements included elsewhere in this annual report.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Income and Occupancy

During 2002, the company has experienced weakness in occupancy rates and decreases in rental rates as a result of the slow recovery from the recession, new apartment construction, and the strength of the single family housing industry.

The company’s property operations for the year ended December 31, 2002 include the results of operations for the entire year from 80 apartment communities acquired before 2002 and from the respective acquisition dates of the four apartment communities acquired in 2002. The company owned 82 apartment communities at December 31, 2002. Two of the four 2002 acquisitions included two new phases at two existing apartment communities owned by the company. The increases in rental revenues and property operating expenses for the year ended December 31, 2002 over the same period in 2001 are primarily due to the effect of a full year of operation in 2002 of the 2001 acquisitions as well as the incremental effect of the 2002 acquisitions. In addition, the company in the third quarter of 2002 recorded a charge of approximately $1.1 million due to a change in the estimate of the collectibility of tenant receivables. The increase in rental revenues is offset in part by a reduction in average economic occupancy from 91% in 2001 to 89% in 2002 and an increase in rental concessions which are both attributable to softening in overall market conditions in the major markets in which the company operates.

The principle source of the company’s revenue is the rental operation of its apartment communities. Rental income increased 7.5% in 2002 to $156.1 million, up $10.9 million over 2001. The increase in rental income is primarily due to the factors described above. The company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. These categories primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs and advertising and marketing. Property operating expenses in 2002 were $70.7 million and $60.8 million in 2001. The increase is primarily due to the full effect in 2002 of the 2001 acquisitions and the incremental effect of 2002 acquisitions. The increases in property insurance costs, real estate taxes and turnover costs due to the increase in vacancy also contributed to the increases in property operating expenses. The property operating expense ratio (the ratio of property operating expenses to rental income) was 45.3% and 41.9% for 2002 and 2001, respectively.

Depreciation of real estate increased to $46.0 million in 2002 from $40.0 million in 2001, and is directly attributable to a full year of depreciation of the 2001 acquisitions, depreciation on the 2002 acquisitions from their respective acquisition dates and the depreciation associated with capital improvements made during 2002 and 2001.

General and administrative expenses totaled 2.5% and 2.3% of rental income in 2002 and 2001, respectively. These expenses represent the administrative expenses of the company as distinguished from the property operating expenses of the company’s apartment communities.

Interest Income and Expense

The company earned interest income of $30,988 in 2002 and $0.5 million in 2001 from the investment of its cash and cash reserves. The decrease in 2002 is due to a decrease in average invested funds coupled with lower interest rates. In 2001, the company had $46.7 million invested pending its tender offer on April 18, 2001 for the company’s outstanding Series A Convertible Preferred Shares.

The company incurred $41.7 million and $30.9 million of interest expense in 2002 and 2001, respectively, associated with borrowings under its unsecured lines of credit and mortgage notes and amortization of deferred financing costs. During 2002 and 2001, the company incurred interest expense of $39.4 million and $28.0 million, respectively, associated with mortgage notes and $1.5 million and $2.2 million, respectively, associated with the unsecured facilities. The company amortized as interest expense deferred financing costs of $0.8 million in 2002 and $0.7 million in 2001. The increases are due to the full year of the fixed and variable rate mortgage notes placed or assumed on 26 apartment communities during 2001 and the addition of $53.6 million of secured debt placed or assumed on four apartment communities and the addition of $25 million borrowed on the unsecured line of credit in 2002. This increase was offset in part by decreasing interest rates on the company’s unsecured line of credit during 2002. The overall weighted average interest rate for all borrowings was 6.5% and 6.8% during 2002 and 2001, respectively. Average debt, secured and unsecured, increased from $451 million in 2001 to $630 million in 2002. The increase is due to the full effect of the fixed and variable rate borrowings obtained or assumed in 2001 and the incremental effect of the 2002 fixed and variable rate borrowing obtained or assumed in 2002.

Comparable Property Operations

Property operating income is a measure the company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the company, may not be comparable to similarly entitled measures reported by other companies. The company’s “same-community” portfolio consists of 69 stabilized apartment communities, containing 17,254 apartment homes, that the company has owned since January 1, 2001, representing approximately 80% of the company’s 21,618 apartment homes. For 2002, same-community property operating income (rental income less property operating expenses) decreased 9%, rental income decreased 3% and property operating expenses increased 5% over 2001. The decrease in rental income is primarily due to the softening in the overall market conditions, which resulted in increased rental concessions and lower average occupancies. The company also experienced an increase in property operating expenses as a result of increased costs to rent vacant apartments along with increases in property insurance costs and real estate taxes. Average monthly rental rates for the “same-community” portfolio decreased 1% to $677 per apartment home in 2002 from $681 per apartment home in 2001. In order to make a meaningful comparison of property operating income for these apartment communities, a one-time charge to tenant receivable of $1.1 million as well as $0.3 million of other charges was excluded as these items occurred in 2002. If the adjustments had been considered for 2002 over 2001, property operating expenses increased 4%; property operating income decreased 10%; and rental income decreased 5%. In addition, property operating income excludes depreciation, amortization, general and administrative, other expenses, interest income and expenses and minority interest, as these are not considered in the operating performance of the apartment communities. The following is a reconciliation of the adjusted same community property operating income to net income as determined in accordance with generally accepted accounting principles (in thousands):

	2002	2001
Comparable properties (same communities)
Rental and other property income	$134,096	$138,748
Property operating expenses	(56,295)	(53,556)

Property operating income	77,801	85,192

Non-comparable properties (remaining communities)
Rental and other property income	28,622	13,920
Property operating expenses	(14,386)	(7,239)

Property operating income	14,236	6,681
Depreciation of rental property	(46,021)	(39,999)
General and administrative	(3,904)	(3,309)
Other depreciation	(24)	(26)
Other	(251)	(87)
Interest income	31	497
Interest expense	(41,684)	(30,952)
Minority interest of unit holders in operating partnership	36	(7)

Net income	$220	$17,990

Results of Operations

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000

Income and Occupancy

During 2001 the national economy, as well as the markets in which the company operates, experienced a general downturn. This downturn had an effect on the company’s occupancy and its rental rates. The company also experienced an increase in expenses as a result of increased costs to rent vacant apartments. These factors were more severe in the fourth quarter of 2001.

The company’s property operations for the year ended December 31, 2001 include the results of operations for the entire year from 72 apartment communities acquired before 2001 and from the 10 apartment communities acquired in 2001 from their respective acquisition dates. One of the apartment communities acquired in 2001 is combined with an existing apartment community owned by the company and two are adjacent to each other and are operated as one apartment community. The operations of the 16 apartment communities sold on March 10, 2000 are reflected through the sale date. The increases in rental income and property operating expenses for the year ended December 31, 2001 over the same period in 2000 are primarily due to the effect of the apartment communities acquired in 2001 offset in part by a reduction in average economic occupancy from 92% in 2000 to 91% in 2001.

Rental income increased 6.4% in 2001 to $145.2 million, up $8.7 million over 2000. The increase in rental income is primarily due to the factors described above.

Expenses

Property operating expenses increased 12.6% to $60.8 million in 2001 from $54.0 million in 2000. The increase is primarily due to the incremental effect of the 2001 acquisitions, higher real estate tax assessments, increase in property insurance costs and higher rental costs due to higher vacancies. The operating expense ratio (the ratio of property operating expenses to rental revenue) increased to 41.9% in 2001 from 39.6% in 2000 and is due to the factors described above.

Depreciation of real estate increased to $40.0 million in 2001 from $36.3 million in 2000, and is directly attributable to a full year of depreciation of the 2000 acquisitions, depreciation on the 2001 acquisitions from their respective acquisition dates and the depreciation associated with capital improvements made during 2001 and 2000.

General and administrative expenses totaled 2.3% and 2.8% of rental income in 2001 and 2000, respectively.

Interest Income and Expense

The company earned interest income of $0.5 million in 2001 and $0.6 million in 2000 from the investment of its cash and cash reserves. The decrease in 2001 is mainly due to the decreasing interest rates in 2001 compared to 2000 as well as a decrease in average invested funds.

The company incurred $30.9 million and $17.7 million of interest expense in 2001 and 2000, respectively, associated with borrowings under its unsecured lines of credit and mortgage notes and amortization of deferred financing costs. During 2001 and 2000, the company incurred interest expense of $28.0 million and $7.9 million, respectively, associated with mortgage notes and $2.2 million and $9.3 million, respectively, associated with the unsecured facilities. The company amortized as interest expense deferred financing costs of $0.7 million in 2001 and $0.5 million in 2000. The increase in interest expense is due to the fixed and variable rate mortgage notes placed or assumed on 26 apartment communities during 2001, which was offset in part by decreasing interest rates on the company’s unsecured lines of credit during 2001. The overall weighted average interest rate for all borrowings was 6.8% and 7.2% during 2001 and 2000, respectively. The decrease in the weighted average rate is attributable to lower fixed and variable interest rates in 2001 compared to 2000. Average debt, secured and unsecured, increased from $240 million in 2000 to $451 million in 2001. This increase is primarily attributable to $146.6 million in financing used to fund the cash portion of the exchange offer for the company’s Series A Convertible Preferred Shares and property acquisitions.

Comparable Property Operations

The company’s “same-community” portfolio consists of 69 stabilized apartment communities, containing 17,014 apartment homes, that the company has owned since January 1, 2000, representing approximately 82% of the company’s 20,686 apartment homes. The apartment communities sold in March 2000 have been eliminated from the calculation. On a comparative basis, same-community property operating income decreased 4% from 2000. Rental income remained the same while property operating expenses increased 8% from 2000. The company experienced an increase in property operating expenses due to higher real estate taxes and property insurance costs in 2001 versus 2000. Average monthly rental rates for the “same-community” portfolio increased 2.2% to $660 per apartment home in 2001 from $646 per apartment home in 2000. However, the majority of the increase was offset by lower occupancies.

The following is a reconciliation of same community property operating income to net income as determined in accordance with generally accepted accounting principles (in thousands):

	2001	2000
Comparable properties (same communities)
Rental and other property income	$133,767	$133,624
Property operating expenses	(50,284)	(46,746)

Property operating income	83,483	86,878

Non-comparable properties (remaining communities)
Rental and other property income	18,901	12,931
Property operating expenses	(10,511)	(7,245)

Property operating income	8,390	5,686

Depreciation of rental property	(39,999)	(36,295)
General and administrative	(3,309)	(3,864)
Other depreciation	(26)	(23)
Other	(87)	(42)
Interest income	497	610
Interest expense	(30,952)	(17,736)
Gain on sales of investments	—	22,930
Minority interest of unit holders in operating partnership	(7)	—

Net income	$17,990	$58,144

Related-Party Transactions

During 2002, Mr. Glade M. Knight, the company’s Chairman and Chief Executive Officer, served as Chairman and Chief Executive Officer of three extended-stay hotel REITs, Apple Suites, Inc., Apple Hospitality Two, Inc., and Apple Hospitality Five, Inc., and also owned companies which provided services to these entities. Apple Hospitality Two, Inc. acquired Apple Suites, Inc. in a merger transaction during the first quarter of 2003. During 2002 and 2001, the company provided real estate acquisition and offering-related and other services to Apple Suites, Inc. and Apple Hospitality Two, Inc. and received payment of approximately $0.6 million and $0.3 million, respectively. The majority of the payment is reflected as a reduction in the company’s general and administrative expenses.

Liquidity and Capital Resources

The company’s primary sources of liquidity are rental income generated from the apartment communities, proceeds from unsecured lines of credit, reinvestment of distributions, and proceeds from secured debt.

The company has met and expects to continue to meet short-term liquidity requirements, generally through rental income generated from the apartment communities, equity raised from its dividend reinvestment plan, and borrowings on its lines of credit. It is expected that rental income will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal payments of mortgage debt in 2003. At December 31, 2002, the company had $1.4 million in cash and cash equivalents.

The company expects to meet certain long-term liquidity requirements, such as scheduled debt maturities and possible property acquisitions, through secured or unsecured borrowings, possible refinancing, or through the disposition of certain assets that, in our evaluation, may no longer meet our investment requirements.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the company’s common shares. Under this authorization, the company has, as of December 31, 2002, repurchased 1.9 million common shares at an average price of $10.85 per share for a total cost of $21.1 million. For the year ended December 31, 2002, the company repurchased 35,800 common shares at an average price of $10.25 per share for a total cost of $0.4 million.

On April 18, 2001, the company completed a tender offer for the company’s outstanding Series A Convertible Preferred Shares (“Exchange Offer”). A total of 12.5 million preferred shares were tendered, representing 99% of the issued and outstanding Series A Convertible Preferred Shares. Of the Series A Convertible Preferred Shares tendered, the holders of 0.7 million such shares received two common shares for each preferred share and the holders of 11.7 million shares received one common share and $12.25 in cash for each preferred share. The company issued a total of 13.2 million common shares and paid $143.8 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses, and is included in the statement of operations as a reduction to arrive at net loss available to common shareholders. The preferred shares were listed on the New York Stock Exchange on August 7, 2001. At December 31, 2002, 127,380 preferred shares remained outstanding.

During 2002 and 2001, the company obtained a total of $37.6 million and $206.9 million, respectively, in fixed and variable rate secured financing from three separate commercial lenders. The financings are secured by mortgages on 22 apartment communities. At the request of the lenders, the financings were provided to new wholly-owned subsidiaries of the company, which were formed for the special purpose of receiving the financing proceeds and holding the mortgaged apartment communities. The company continues to manage the apartment communities. All of these financings are reflected on the audited consolidated financial statements of the company.

Acquisitions

During 2002, the company acquired four apartment communities, comprising 900 apartment homes, for purchase prices totaling $71.1 million. The company committed in October 2001 to the acquisition of two of these apartment communities which were then under construction. These two apartment communities are combined with existing apartment communities owned by the company.

Notes Payable

Secured

Secured borrowings outstanding at December 31, 2002 and 2001 were as follows (dollars in thousands):

	Outstanding Principal
	2002	2001	Effective Interest Rate December 31, 2002	Maturity Date
Fixed rate debt (a)	$16,731	$16,875	6.98%	January 2012
	9,332	9,431	6.42%	November 2011
	71,172	72,135	6.75%	October 2004, May 2011
	8,417	8,495	7.10%	July 2011
	79,899	80,634	7.16%	July, August 2011
	15,442	15,598	6.83%	May 2011
	75,011	75,500	6.99%	April 2011
	141,000	141,000	7.35%	January 2011
	73,500	73,500	7.29%	October 2006
	29,506	30,232	6.48%	July 2003 through April 2007
	12,520	—	6.68%	April 2012

Variable rate debt	15,084	15,200	2.64%	October 2005
	992	1,000	2.94%	October 2005
	14,906	15,000	2.88%	April 2005
	15,934	—	2.79%	September 2006
	25,000	—	5.10%	January 2005

Total	$604,446	$554,600

(a)	Includes fair value adjustments aggregating $0.6 million in 2002 and $1.0 million in 2001 that were recorded in connection with eight apartment communities acquired in 1999 and 2001.

During 2002, the company entered into a $12.6 million fixed rate mortgage note which bears interest at 6.675% per annum. The mortgage note is payable in monthly installments, including principal and interest, and is secured by one apartment community. The company also entered into a $25 million variable rate mortgage note in conjunction with the acquisition of one apartment community. The note requires monthly payments of interest only.

The company assumed $16 million in variable rate mortgage notes in conjunction with the acquisition of two apartment communities in 2002. The notes require monthly installments, including principal and interest, and are secured by the two apartment communities.

Unsecured

During December 2002, the company’s $50 million unsecured line of credit with a commercial bank was increased to $75 million and the maturity date was extended to March 31, 2003. During 2002, the unsecured line of credit was subject to interest at LIBOR plus 90 basis points. The company is obligated to pay the lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At December 31, 2002 and 2001, borrowings on the unsecured line of credit were $75 million and $50 million, respectively.

The unsecured line of credit agreement contains certain covenants which, among other things, require maintenance of certain financial ratios and includes restrictions on the company’s ability to make distributions to its shareholders over certain amounts. At December 31, 2002, the company was in compliance with this agreement.

The company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date is March 31, 2003. At December 31, 2002 and 2001, borrowings under this arrangement were $2.9 million and $5 million, respectively.

The company is in the process of negotiating an extension to its lines of credit and intends to replace these lines of credit within the year with a combination of a longer-term secured debt arrangement and a reduced line of credit. The company has over 20 unencumbered apartment communities, which the company has the opportunity to use as collateral for a secured financing arrangement. Given the value of these properties and current financing opportunities available to the company, the company believes it will be able to obtain longer-term secured financing.

Capital Requirements

The company has an ongoing capital expenditure plan to fund its renovation program for its apartment communities. Capital expenditures include capital replacements, initial capital expenditures, and redevelopment enhancements. The company anticipates that it will continue to operate as it did in 2002 and fund these cash needs from a variety of sources including equity raised from its dividend reinvestment plan and debt provided by its lines of credit. Given the company’s current debt level, the company will seek to obtain additional debt financing from a variety of sources, both secured and unsecured, if necessary. On October 7, 2002, the company announced that, effective April 2003, its common share dividend policy will be to pay a regular quarterly cash dividend of $.20 per common share. For 2003, common share distributions would be reduced as a result of this policy by approximately $11.6 million based on the outstanding common shares at December 31, 2002.

Capital resources are expected to grow with the future sale of the company’s shares and from cash flows from operations. Approximately 12.6% of all 2002 common stock distributions, or $6.8 million, was reinvested in additional common shares. In general, the company’s liquidity and capital resources are believed to be sufficient to meet its cash requirements during 2003.

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code. As a result, the company has no provision for federal income taxes, and thus there is no effect on the company’s liquidity from federal income taxes.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The company has approximately an 80% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the company, at its option, will convert the preferred operating partnership units into either common shares of the company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During 2002, the construction of 288 apartment homes located in North Carolina were completed and other criteria set forth in the partnership agreement were met. A total of 1,111,875 non-preferred operating partnership units were converted to preferred operating partnership units during 2002. There were 2,374,555 preferred and 319,715 non-preferred operating partnership units at December 31, 2002. As of December 31, 2002, no preferred operating partnership units had been exchanged. In January and March 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-for-one basis.

Critical Accounting Policies

Capital Expenditures

The company capitalized expenditures related to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing asset in ordinary operating condition, such as repairs and maintenance, are expensed as incurred.

The company capitalized $16.1 million of improvements to its various apartment communities during 2002. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $8.6 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $3.6 million for 2002. Redevelopment expenditures, including amenities that add a material new feature or revenue source at our recently acquired apartment communities, totaled $3.9 million. The company is also required by various lenders to fund a replacement reserve in advance for capital improvements. Capital improvement costs during 2003 are currently expected to be consistent with those incurred in 2002. The company’s capital improvement budget is reviewed continually and adjustments will be made if deemed necessary.

Rental Revenue and Related Cost Recognition

Rental income and other income are recorded on an accrual basis. Rental concessions and direct lease costs associated with lease origination are amortized on a straight-line basis over the terms of the respective leases. The company’s apartment communities are leased under lease agreements that, typically, have terms that do not exceed one year. Deferred rental concessions and direct lease costs were $2.2 million and $1.7 million at December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The company has adopted the new accounting standard effective as of the first quarter of fiscal year 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the company to reclassify prior items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. Currently, the company has not incurred such charges and is assessing the impact that this Statement will have on its financial statements.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the related guarantee. This statement is effective for all guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. The company currently does not have any guarantee obligations to which Interpretation 45 applies.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. The company has formed wholly-owned subsidiaries for financing purposes and such financings is reflected in the consolidated financial statements. Currently, the company does not anticipate this Statement having a material impact on its consolidated financial statements.

Market Risk Disclosure

The company is subject to changes in the fair market value of its fixed rate secured debt amounting to $531.9 million at December 31, 2002. If market interest rates for fixed rate debt were 100 basis points higher at December 31, 2002, the fair value of fixed rate debt would decrease by $24.3 million to $507.6 million. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2002, the fair value of fixed rate debt would have increased from $531.9 million to $581.6 million.

The company has market risk exposure to short-term interest rates from variable rate borrowings under its existing unsecured line of credit and variable rate secured debt. The existing unsecured line of credit bears interest at LIBOR plus 90 basis points. The company may utilize variable rate debt up to specified limits to total market capitalization. The company has analyzed its interest rate risk exposure. If market interest rates for these types of credit facilities average 100 basis points more in 2003 than they did in 2002, and the company’s line of credit was at the maximum of $75 million, and the variable rate secured debt remained at $71.9 million, the company’s interest expense would increase, and net income would decrease by $1.5 million. These amounts are determined by considering the impact of hypothetical interest rates on the company’s borrowing cost. These analyses do not consider the effects of the reduced overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Impact of Inflation

The company does not believe that inflation had any significant impact on its operations in 2002. Future inflation, if any, would likely cause increased property operating expenses, but the company believes that increases in property operating expenses would be more than offset by increases in rental income. Continued inflation may also cause capital appreciation of the company’s apartment communities over time, as rental rates and replacement costs increase.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report, which is hereby incorporated into this item by reference.

Item 8.    Financial Statements and Supplementary Data

The financial statements of the company and report of independent auditors required to be included in this item are set forth in Item 15 of this report and are hereby incorporated into this item by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

For information with respect to the company’s directors and director nominees see the information under “Ownership of Equity Securities” and “Election of Directors” in the company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the company’s executive officers see “Executive Officers” in the company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.    Executive Compensation

For information with respect to compensation of the company’s executive officers and directors, see the information under “Compensation of Executive Officers” and “Compensation of Directors” in the company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under “Ownership of Equity Securities” in the company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under “Certain Relationships and Agreements” in the company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.    Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures are (a) effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and (b) effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no significant changes in the company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of the report

1.	Financial Statements
2.	Financial Statement Schedule

See Index to Financial Statements and Schedule on page 32 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibit Index” on page 58 of this report.

(b)	Reports on Form 8-K

During the last quarter of 2002, the company filed the following current reports with the Securities and Exchange Commission:

A Current Report on Form 8-K dated December 9, 2002. The items reported were items 5 and 7 and the financial statement filed was the Pro Forma Condensed Consolidated Statement of Operations (Unaudited) for the year ended December 31, 2001.

A Current Report on Form 8-K dated October 7, 2002. The items reported were items 5 and 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE REALTY INCOME TRUST, INC.

By:	/s/ GLADE M. KNIGHT	March 27, 2003
Glade M. Knight

Chairman of the Board and Chief Executive Officer

By:	/s/ STANLEY J. OLANDER, JR.	March 27, 2003
Stanley J. Olander, Jr.

Chief Financial Officer, Principal Accounting Officer and President of Capital Markets/Joint Ventures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacities	Date

/s/ GLADE M. KNIGHT Glade M. Knight	Director, Chairman of the Board and Chief Executive Officer	March 27, 2003

/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr.	Director, Chief Financial Officer, Principal Accounting Officer and President of Capital Markets/ Joint Ventures	March 27, 2003

/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr.	Director	March 27, 2003

/s/ KENT W. COLTON Kent W. Colton	Director	March 27, 2003

/s/ LESLIE A. GRANDIS Leslie A. Grandis	Director	March 27, 2003

/s/ PENELOPE W. KYLE Penelope W. Kyle	Director	March 27, 2003

/s/ HARRY S. TAUBENFELD Harry S. Taubenfeld	Director	March 27, 2003

/s/ MARTIN ZUCKERBROD Martin Zuckerbrod	Director	March 27, 2003

CERTIFICATIONS

I, Glade M. Knight, certify that:

1.	I have reviewed this annual report on Form 10-K of Cornerstone Realty Income Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ GLADE M. KNIGHT
Glade M. Knight Chief Executive Officer Cornerstone Realty Income Trust, Inc.

I, Stanley J. Olander, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Cornerstone Realty Income Trust, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ STANLEY J. OLANDER, JR.
Stanley J. Olander, Jr. Executive Vice President Chief Financial Officer Cornerstone Realty Income Trust, Inc.

CORNERSTONE REALTY INCOME TRUST, INC.

All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Cornerstone Realty Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Realty Income Trust, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Realty Income Trust, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

February 12, 2003

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except per share dollar)
ASSETS
Investment in rental property:
Land	$152,207	$148,113
Buildings and property improvements	975,532	896,653
Furniture and fixtures	34,853	29,036

	1,162,592	1,073,802
Less accumulated depreciation	(176,743)	(131,554)

	985,849	942,248

Cash and cash equivalents	1,380	8,656
Prepaid expenses	4,636	3,494
Deferred financing costs, net	4,519	4,792
Other assets	18,463	21,501

Total Assets	$1,014,847	$980,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Notes payable—unsecured	$77,913	$55,000
Notes payable—secured	604,446	554,600
Distributions payable	76	76
Accounts payable and accrued expenses	12,953	12,992
Rents received in advance	606	565
Tenant security deposits	1,574	1,445

Total Liabilities	697,568	624,678

Minority interest of unit holders in operating partnership	30,205	22,179

Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; 127 shares and 128 shares, respectively $25 liquidation preference, Series A Cumulative Convertible Redeemable issued and outstanding	2,680	2,695
Common stock, no par value, authorized 100,000 shares; issued and outstanding 48,361 shares and 47,665 shares, respectively	487,303	480,529
Deferred compensation	(638)	(685)
Distributions greater than net income	(202,271)	(148,705)

Total Shareholders’ Equity	287,074	333,834

Total Liabilities and Shareholders’ Equity	$1,014,847	$980,691

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
REVENUE:
Rental income	$156,075	$145,154	$136,459
Other property income	6,643	7,514	10,096

Total revenues	162,718	152,668	146,555
EXPENSES:
Property and maintenance	45,758	39,504	35,945
Taxes and insurance	21,125	18,242	15,688
Property management	3,798	3,049	2,358
General and administrative	3,904	3,309	3,864
Depreciation of rental property	46,021	39,999	36,295
Other depreciation	24	26	23
Other	251	87	42

Total expenses	120,881	104,216	94,215
Income before interest income (expense)	41,837	48,452	52,340
Interest income	31	497	610
Interest expense	(41,684)	(30,952)	(17,736)

Income before gain on sales of investments and minority interest of unit holders in operating partnership	184	17,997	35,214
Gain on sales of investments	—	—	22,930
Minority interest of unit holders in operating partnership	36	(7)	—

Net income	220	17,990	58,144
Distributions to preferred shareholders	(303)	(7,698)	(30,305)
Excess consideration paid over book value to preferred shareholders	—	(27,492)	—

Net (loss) income available to common shareholders	$(83)	$(17,200)	$27,839

Net (loss) income per share-basic and diluted	$0.00	$(0.40)	$0.77

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Deferred	Distributions (Greater) Less Than
	Number		Number				Total Shareholders’ Equity
	of Shares	Amount	of Shares	Amount	Compensation	Net Income
	(In thousands, except per share data)

Balance at December 31, 1999	38,712	$383,970	12,650	$263,656	$(73)	$(73,188)	$574,365

Net income	—	—	—	—	—	58,144	58,144
Cash distributions declared to common shareholders ($1.10 per share)	—	—	—	—	—	(40,251)	(40,251)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(28,187)	(28,187)
Imputed distributions on Series A Convertible Preferred Shares	—	—	—	2,118	—	(2,118)	—
Exercise of stock options	4	39	—	—	—	—	39
Purchase of common stock	(4,459)	(48,243)	—	—	—	—	(48,243)
Preferred stock converted to common stock	36	580	(23)	(580)	—	—	—
Amortization of deferred compensation	—	—	—	—	26	—	26
Shares issued through dividend reinvestment plan	633	6,109	—	—	—	—	6,109

Balance at December 31, 2000	34,926	342,455	12,627	265,194	(47)	(85,600)	522,002

Net income	—	—	—	—	—	17,990	17,990
Cash distributions declared to common shareholders ($1.12 per share)	—	—	—	—	—	(45,905)	(45,905)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(7,317)	(7,317)
Imputed distributions on Series A Convertible Preferred Shares	—	—	—	381	—	(381)	—
Exercise of stock options	172	1,815	—	—	—	—	1,815
Purchase of common stock	(1,356)	(14,710)	—	—	—	—	(14,710)
Preferred stock converted to common stock	30	479	(19)	(479)	—	—	—
Issuance of common shares through conversion of Series A Convertible Preferred Shares into common stock	13,222	143,325	(12,480)	(262,401)	—	—	(119,076)
Excess consideration paid over book value for preferred stock redemption	—	—	—	—	—	(27,492)	(27,492)
Restricted stock grants	65	697	—	—	(697)	—	—
Amortization of deferred compensation	—	—	—	—	59	—	59
Shares issued through dividend reinvestment plan	606	6,468	—	—	—	—	6,468

Balance at December 31, 2001	47,665	480,529	128	2,695	(685)	(148,705)	333,834

Net income	—	—	—	—	—	220	220
Cash distributions declared to shareholders ($1.12 per share)	—	—	—	—	—	(53,482)	(53,482)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(304)	(304)
Exercise of stock options	18	179	—	—	—	—	179
Purchase of common stock	(36)	(367)	—	—	—	—	(367)
Preferred stock converted to common stock	1	15	(1)	(15)	—	—	—
Restricted stock grants	17	190	—	—	(190)	—	—
Amortization of deferred compensation	—	—	—	—	237	—	237
Shares issued through dividend reinvestment plan	696	6,757	—	—	—	—	6,757

Balance at December 31, 2002	48,361	$487,303	127	$2,680	$(638)	$(202,271)	$287,074

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flow from operating activities:
Net income	$220	$17,990	$58,144
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of investment	—	—	(22,930)
Depreciation	46,045	40,025	36,318
Minority interest of unit holders in operating partnership	(36)	7	—
Amortization of deferred compensation	237	59	26
Amortization of deferred financing costs	835	735	456
Amortization of mortgage notes payable premium	(357)	(258)	(209)
Changes in operating assets and liabilities:
Operating assets	888	(8,376)	(4,360)
Operating liabilities	(1,017)	1,654	(13,532)

Net cash provided by operating activities	46,815	51,836	53,913
Cash flow from investing activities:
Acquisitions of rental property, net of debt assumed	(20,100)	(58,471)	(45,197)
Capital improvements	(12,215)	(17,060)	(25,632)
Major renovations	(3,868)	(2,422)	(4,459)
Development of real estate assets	(1,272)	(1,618)	(1,925)
Net funding of real estate reserve for replacement	984	(1,010)	(187)
Proceeds from sale of land	—	785	—
Net proceeds from the sale of rental property	—	—	127,654

Net cash (used in) provided by investing activities	(36,471)	(79,796)	50,254
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings, net	22,913	41,790	(144,290)
Proceeds from secured notes payable	12,600	206,920	141,000
Repayment of secured notes payable	(3,397)	(1,067)	(413)
Payment of financing costs	(562)	(1,924)	(2,381)
Shares issued through dividend reinvestment plan and exercise of stock options	6,936	8,283	6,147
Purchase of common stock	(367)	(14,710)	(48,243)
Cash payment for conversion of Series A Convertible Preferred Shares into common stock	—	(143,785)	—
Payment of costs associated with the conversion of Series A Convertible Preferred Shares into common stock	—	(2,783)	—
Cash distributions to operating partnership unit holders	(1,957)	—	(50)
Cash distributions paid to preferred shareholders	(304)	(14,344)	(27,813)
Cash distributions paid to common shareholders	(53,482)	(45,905)	(40,251)

Net cash (used in) provided by financing activities	(17,620)	32,475	(116,294)
Increase (decrease) in cash and cash equivalents	(7,276)	4,515	(12,127)
Cash and cash equivalents, beginning of year	8,656	4,141	16,268

Cash and cash equivalents, end of year	$1,380	$8,656	$4,141

Supplemental information:
Cash paid for interest	$40,714	$28,294	$17,519
Non-cash transactions:
Acquisition
Real estate assets acquired	26,019	—	—
Assumption of mortgage notes	16,000	103,123	—
Operating assets acquired	—	912	—
Operating liabilities acquired	—	1,305	—
Fair value adjustment on mortgage notes	—	458	—
Issuance of operating partnership units	10,019	22,179	—
Issuance of common stock for preferred stock	—	143,325	—
Capital leases	1,148	—	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    General Information and Summary of Significant Accounting Policies

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “company”), a Virginia corporation, is an owner-operator of one business segment consisting of residential apartment communities in the southern regions of the United States. As of December 31, 2002, the company, as a general partner, has approximately an 80% interest in Cornerstone NC Operating Limited Partnership.

All significant intercompany accounts and transactions have been eliminated in consolidation. The company’s common stock trades on the New York Stock Exchange under the ticker symbol “TCR.”

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximates their carrying value.

Investment in Rental Property

The investment in rental property is recorded at cost, net of depreciation. The company records impairment losses on rental property used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized. The company capitalizes expenditures related to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset. The company’s capital expenditures include floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, interior upgrades, gating and access systems. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets which are 27.5 years for buildings, range from 10 to 27.5 years for major improvements and range from three to seven years for furniture and fixtures.

Development

The company capitalizes costs incurred during the development of the assets (including interest, property taxes, and other direct and indirect costs) when the development commences and ends when the asset is ready for leasing.

Income Recognition

Rental income, interest, and other income are recorded on an accrual basis. Rental concessions are recognized on a straight-line basis over the terms of the respective leases. The company’s apartment communities are leased under lease agreements that, typically, have terms that do not exceed one year. Deferred rental concessions were $1.1 million and $0.6 million at December 31, 2002 and 2001, respectively.

Deferred Financing and Lease Origination Costs

Deferred costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the effective interest method over the terms of the related notes. Accumulated amortization of deferred financing costs totaled $1.8 million and $0.9 million in 2002 and 2001, respectively.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company defers direct costs incurred to originate a lease which are amortized over the life of the lease which on an average is one year. Deferred lease origination costs were $1.1 million at December 31, 2002 and 2001.

Stock Incentive Plans

The company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 6, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options.

Under APB 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Advertising Costs

Costs incurred for the production and distribution of advertising are expensed as incurred. Amounts expensed during 2002 were $2.0 million and $1.8 million for 2001 and 2000. These amounts are included in property and maintenance expenses in the consolidated statements of operations.

Earnings Per Common Share

Basic and diluted earnings per common share are calculated in accordance with FASB Statement No. 128 “Earnings Per Share.” Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. The Series A Convertible Preferred Shares and operating partnership units are not included in dilutive earnings per share calculations since the impact is not dilutive.

Minority Interest in Operating Partnership

Interest in the Cornerstone NC Operating Limited Partnership held by a limited partner is represented by operating partnership units (“OP Units”), as discussed in Note 5 below. The operating partnership’s income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to weighted average common shares outstanding plus OP Units outstanding during the period. OP Units can be exchanged for cash or common shares on a one-for-one basis, at the company’s option. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the partnership agreement. OP Units as a percentage of total OP Units and shares outstanding were 4.7% at December 31, 2002.

Federal Income Taxes

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a real estate investment trust that complies with the provisions of the Code and distributes at least 90% of its taxable income to its shareholders does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions, as well as differences between the tax basis and financial reporting basis of the company’s assets, relate primarily to temporary differences, principally real estate depreciation, tax deferral of certain gain on property sales and tax free mergers and acquisitions. The temporary differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets.

For federal income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 2002, distributions paid per common share were classified as follows (unaudited):

	2002	2001	2000
Ordinary income	$.33	$.76	$.46
Long-term capital gain	—	—	.19
Return of capital	.79	.36	.45

	$1.12	$1.12	$1.10

In 2002 and 2001, of the total preferred distribution, 100% was taxable as ordinary income. In 2000, of the total preferred distribution, 86.6% was taxable as ordinary income and 13.4% was a long-term capital gain for federal income tax purposes.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Comprehensive Income

On January 1, 1998, the company adopted SFAS No. 130, “Reporting Comprehensive Income.” The company does not currently have any items of comprehensive income requiring separate reporting and disclosure.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The company will adopt the new accounting standard effective as of the first quarter of fiscal year 2003.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require the company to reclassify prior items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification. Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002. Currently, the company has not incurred such charges and is assessing the impact that this Statement will have on its financial statements.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the related guarantee. This statement is effective for all guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. The company currently does not have any guarantee obligations to which Interpretation 45 applies.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interests in a variable interest entity to decide whether to consolidate that entity. The company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the company does not anticipate this Statement having a material impact on its consolidated financial statements.

Note 2    Acquisition, Disposition, and Development

Acquisitions

During 2002, the company completed the acquisition of four apartment communities, comprising 900 apartment homes, for purchase prices totaling $71.1 million.

Development

The company classifies land relating to construction in progress as land on its balance sheet. Capitalized interest and real estate taxes aggregated approximately $75,218 and $0.2 million during 2002 and 2001, respectively. Land associated with construction in progress was $1.4 million and $3.7 million as of December 31, 2002 and 2001, respectively. One of the two apartment communities under development during 2001 was completed in 2002.

Disposition of Investments

On March 10, 2000, the company closed the sale of 16 apartment communities containing 3,609 apartment homes for $136.5 million. The sale resulted in a gain of $22.9 million for financial reporting purposes. The proceeds of the sale were used to pay down the company’s existing unsecured line of credit and fund $35 million of tax-free exchanges.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3    Investment in Rental Property

At December 31, 2002, the company’s three largest markets comprised 57% of its real estate owned, at cost. The following is a summary of rental property owned at December 31, 2002 (in thousands):

Market	Initial Acquisition Cost	Carrying Cost*	Accumulated Depreciation	Encumbrances**
Dallas/Fort Worth, TX	$295,623	$323,360	$42,791	$196,745
Charlotte, NC	189,478	189,378	27,138	62,954
Raleigh/Durham, NC	114,622	149,598	23,878	52,934
Atlanta, GA	96,280	115,772	16,582	25,337
Richmond, VA	89,223	126,136	20,721	95,591
Norfolk/Virginia Beach, VA	28,084	26,235	8,579	23,920
Winston-Salem, NC	25,438	28,898	5,590	—
Austin, TX	20,052	21,514	3,021	15,417
Columbia, SC	14,200	18,810	5,182	—
Other (8 markets)	136,851	162,891	23,261	58,048

	$1,009,851	$1,162,592	$176,743	$604,446

*	Includes real estate commissions, closing costs, and improvements capitalized since the date of acquisition.
**	The total includes $73.5 million of debt secured by 10 apartment communities which is not allocated among the individual apartment communities.

The following is a reconciliation of the carrying amount of real estate owned (in thousands):

	2002	2001	2000
Balance at January 1,	$1,073,802	$868,891	$918,685
Real estate purchased	71,119	184,596	45,197
Real estate sold	—	—	(127,007)
Disposals of assets	(832)	—	—
Capital lease	1,148	—	—
Development of real estate assets	1,272	1,618	1,925
Sale of land	—	(785)	—
Capital improvements and major renovations	16,083	19,482	30,091

Balance at December 31,	$1,162,592	$1,073,802	$868,891

The following is a reconciliation of accumulated depreciation (in thousands):

	2002	2001	2000
Balance at January 1,	$131,554	$91,555	$77,538
Depreciation expense	46,021	39,999	36,295
Disposal of assets	(832)	—	—
Real estate sold	—	—	(22,278)

Balance at December 31,	$176,743	$131,554	$91,555

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4    Notes Payable

Secured

Secured borrowings outstanding at December 31, 2002 and 2001 were as follows (dollars in thousands):

	Outstanding Principal		Effective Interest Rate December 31, 2002
	2002	2001		Maturity Date

Fixed rate debt (a)	$16,731	$16,875	6.98%	January 2012
	9,332	9,431	6.42%	November 2011
	71,172	72,135	6.75%	October 2004, May 2011
	8,417	8,495	7.10%	July 2011
	79,899	80,634	7.16%	July, August 2011
	15,442	15,598	6.83%	May 2011
	75,011	75,500	6.99%	April 2011
	141,000	141,000	7.35%	January 2011
	73,500	73,500	7.29%	October 2006
	29,506	30,232	6.48%	July 2003 through April 2007
	12,520	—	6.68%	April 2012

Variable rate debt	15,084	15,200	2.64%	October 2005
	992	1,000	2.94%	October 2005
	14,906	15,000	2.88%	April 2005
	15,934	—	2.79%	September 2006
	25,000	—	5.10%	January 2005

Total	$604,446	$554,600

(a)	Includes fair value adjustments aggregating $0.6 million in 2002 and $1.0 million in 2001 that were recorded in connection with eight apartment communities acquired in 1999 and 2001.

During 2002, the company entered into a $12.6 million fixed rate mortgage note which bears interest at 6.675% per annum. The mortgage note is payable in monthly installments, including principal and interest, and is secured by one apartment community. The company also entered into a $25 million variable rate mortgage note in conjunction with the acquisition of one apartment community. The note requires monthly payments of interest only.

The company assumed $16 million in variable rate mortgage notes in conjunction with the acquisition of two apartment communities in 2002. The notes require monthly installments, including principal and interest, and are secured by the two apartment communities.

During 2001, the company entered into $206.9 million in new fixed rate mortgage notes. Interest rates on the 2001 mortgage notes range from 6.42% to 7.16%. The notes require monthly installments, including either principal and interest or interest only and are secured by 20 apartment communities.

In conjunction with the acquisition of four apartment communities in 2001, the company assumed $71.9 million in fixed rate mortgage notes. The notes are due in monthly installments, including principal and interest. One of the mortgage notes in the amount of $25.5 million was recorded at a fair value of $25.9 million at the date of assumption. The difference between the fair value and principal balance is being amortized as an adjustment to

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest expense over the term of the note. The mortgage note bears interest at a fixed rate of 7.37% per annum, has an effective interest rate of 6.75%, including the effect of the fair value adjustment, and has a maturity date of October 2004. The company assumed $31.2 million in variable rate mortgage notes in conjunction with the acquisition of two apartment communities in 2001. The notes require monthly installments, including principal and interest.

During the year ended December 31, 2000, the company entered into $141 million of fixed rate secured debt. The note requires payments of interest only and is secured by 15 apartment communities.

The aggregate maturities of principal, including monthly installments of principal previously described, and the fair value market adjustment of $0.6 million, for secured debt for the five years subsequent to December 31, 2002 are as follows (in thousands):

Year	Amount
2003	$11,662
2004	31,445
2005	67,849
2006	95,902
2007	9,183
Thereafter	388,405

$604,446

Estimated fair value is based on mortgage rates believed to be available to the company for the issuance of debt with similar terms and remaining lives. The carrying amount of the company’s fixed and variable rate secured debt approximates fair value at December 31, 2002 and 2001 which was $623 million and $555 million, respectively.

Unsecured

During December 2002, the company’s $50 million unsecured line of credit with a commercial bank was increased to $75 million and the maturity date was extended to March 31, 2003. During 2002, the unsecured line of credit was subject to interest at LIBOR (the London Interbank Offered Rate) plus 90 basis points (2.46% average at December 31, 2002). The company is obligated to pay the lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At December 31, 2002 and 2001, borrowings on the unsecured line of credit were $75 million and $50 million, respectively.

The unsecured line of credit agreement contains certain covenants which, among other things, require maintenance of certain financial ratios and includes restrictions on the company’s ability to make distributions to its shareholders over certain amounts. At December 31, 2002, the company was in compliance with this agreement.

The company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points (2.62% at December 31, 2002). The maturity date was extended to March 31, 2003. At December 31, 2002 and 2001, borrowings were $2.9 million $5.0 million, respectively, under this arrangement.

The carrying amounts of the company’s unsecured debt borrowings approximate fair value at December 31, 2002 and 2001.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002 and 2001, the company capitalized interest of $62,222 and $0.2 million, respectively. Overall, weighted-average interest rate incurred for all borrowings was 6.5% in 2002 and 6.8% in 2001.

Note 5    Operating Partnership and Shareholders’ Equity

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The company has approximately an 80% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the company, at its option, will convert the preferred operating partnership units into either common shares of the company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During 2002, the construction of 288 apartment homes located in North Carolina were completed and other criteria set forth in the partnership agreement were met. A total of 1,111,875 non-preferred operating partnership units were converted to preferred operating partnership units during 2002. There were 2,374,555 preferred and 319,715 non-preferred operating partnership units at December 31, 2002. As of December 31, 2002, no preferred operating partnership units had been exchanged. In January and March 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-for-one basis.

Preferred Stock

The company issued Series A Convertible Preferred Shares in July 1999. The company imputed dividends calculated as the present value difference between the perpetual preferred stock distribution and the stated distribution rate. The imputed dividend is reflected as additional non-cash preferred stock distributions. The company declared and paid total distributions of $2.3752 per share on the Series A Convertible Preferred Shares during 2002.

On April 18, 2001, the company completed a tender offer for the company’s outstanding Series A Convertible Preferred Shares (“Exchange Offer”). A total of 12.5 million preferred shares were tendered, representing 99% of the issued and outstanding preferred shares. Of the preferred shares tendered, the holders of 0.7 million such shares received two common shares for each preferred share and the holders of 11.7 million shares received one common share and $12.25 in cash for each preferred share. The company issued a total of 13.2 million common shares and paid $143.8 million in cash in exchange for all of the preferred shares tendered in the Exchange Offer. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $27.5 million, including direct transaction expenses, and is included in the statement of operations as a reduction to arrive at net loss available to common shareholders. The preferred shares were listed on the New York Stock Exchange on August 7, 2001. At December 31, 2002, 127,380 preferred shares remained outstanding.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

During 2000, the company completed its $50 million common share repurchase program which was authorized by the Board of Directors in September 1999. The Board authorized the repurchase of up to an additional $50 million of the company’s common shares in September 2000. Pursuant to the additional authorization, the company has, as of December 31, 2002, repurchased 1.9 million common shares at an average price of $10.85 per share for a total cost of $21.1 million. For the year ended December 31, 2002, the company repurchased 35,800 common shares at an average price of $10.25 per share for a total cost of $0.4 million.

In 1997, the company adopted a Dividend Reinvestment and Share Purchase Plan (as amended from time to time, “Plan”) which allows any recordholder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2002, 2001, and 2000, $6.8 million, $6.5 million, and $6.1 million, respectively, were provided through the reinvestment of distributions.

Note 6    Benefits Plans

Stock Incentive Plan

Based on the outstanding shares, under the 1992 Incentive Plan, as amended, a maximum of 1.9 million options could be granted, at the discretion of the Board of Directors, to certain officers and key employees of the company. Under the Directors Plan, as amended, a maximum of 0.8 million options could be granted to the directors of the company. In 2002, the company granted 57,612 options to purchase shares under the Directors Plan.

Both of the plans provide, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Under the Incentive Plan, options become exercisable at the date of grant. Generally the optionee has up to 10 years from the date on which the options first become exercisable during which to exercise the options. The exercise prices of these options range from $9.63 to $12.125 per option. Activity in the company’s share option plans during the three years ended December 31, 2002 is summarized in the following table (in thousands, except per share data):

	Options	2002 Weighted- Average Exercise Price	Options	2001 Weighted- Average Exercise Price	Options	2000 Weighted- Average Exercise Price
Outstanding, beginning of year	1,725	$10.32	1,916	$10.35	1,305	$11.15
Granted	58	10.80	52	10.62	628	10.47
Exercised	(18)	10.05	(172)	10.55	(4)	9.63
Forfeited	(16)	11.65	(71)	10.76	(13)	11.21

Outstanding, end of year	1,749	$10.33	1,725	$10.32	1,916	$10.35
Exercisable at end of year	1,749	$10.33	1,725	$10.32	1,916	$10.35

Weighted-average fair value of options granted during the year		$0.41		$0.19		$0.38

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the company has accounted for its employee stock options

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted subsequent to December 31, 1994 under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000:

	2002	2001	2000
Risk-free interest	4.0%	5.0%	5.9%
Dividend yields	7.4%	9.0%	9.0%
Volatility factors	.162	.142	.171
Weighted-average expected life (years)	10	10	10

The Black-Scholes option valuation model was developed for use in estimating the fair value traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. As the options are immediately exercisable, the full impact of the pro forma adjustment to net income is disclosed below (in thousands, except per share data):

	2002	2001	2000
Net (loss) income available to common shareholders
Pro forma	$(107)	$(17,210)	$27,594
As reported	$(83)	$(17,200)	$27,839
Earnings per common share—diluted
Pro forma	$0.00	$(0.40)	$0.76
As reported	$0.00	$(0.40)	$0.77

401(K) Savings Plan

Eligible employees of the company participate in a contributory employee savings plan. Under the plan, the company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 1% of their annual salary. Expenses under this plan for 2002, 2001 and 2000 were $82,427, $73,894, and $73,445, respectively.

Note 7    Related-Party Transactions

Mr. Knight, the company’s Chairman and Chief Executive Officer, serves as Chairman and Chief Executive Officer of three extended stay hotel REITs, Apple Suites, Inc., Apple Hospitality Two, Inc., and Apple Hospitality Five, Inc., and also owns companies which provide services to these entities. Apple Hospitality Two, Inc. acquired Apple Suites, Inc. in a merger transaction during the first quarter of 2003. During 2002 and 2001, the company provided real estate acquisition and offering-related and other services to Apple Suites, Inc. and Apple Hospitality Two, Inc. and received payment of approximately $0.6 million and $0.3 million, respectively.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Relationships

Leslie A. Grandis, a director of the company, is also a partner in McGuireWoods LLP, which provides outside legal services to the company. Martin Zuckerbrod and Harry S. Taubenfeld, directors of the company, provide real estate legal services to the company from time to time.

Note 8    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2002	2001	2000
Numerator:
Net (loss) income available to common shareholders	$(83)	$(17,200)	$27,839
Numerator for basic and diluted earnings per share-income available to common stockholders after assumed conversion	$(83)	$(17,200)	$27,839
Denominator:
Denominator for basic earnings per share-weighted-average shares	48,068	43,450	36,081
Effect of dilutive securities:
Stock options	—	—	18

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	48,068	43,450	36,099
Basic and diluted earnings per common share	$0.00	$(0.40)	$0.77

Note 9    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues	$40,702	$41,467	$40,434	$40,115
Income before interest income (expense)	12,357	12,180	8,387	8,913
Net income (loss)	2,284	1,772	(2,184)	(1,652)
Distributions to preferred shareholders	76	76	76	75
Net income (loss) available to common shareholders	2,208	1,696	(2,260)	(1,727)
Basic and diluted earnings per common share	0.05	0.04	(0.05)	(0.04)
Distributions per common share	0.28	0.28	0.28	0.28

2001
Revenues	$36,431	$36,239	$38,115	$41,883
Income before interest income (expense)	12,852	11,615	13,639	10,346
Net income (loss)	7,978	4,728	5,690	(406)
Distributions to preferred shareholders	7,467	80	76	75
Excess consideration paid over book value to preferred shareholders	—	(27,492)	—	—
Net income (loss) available to common shareholders	511	(22,843)	5,614	(482)
Basic and diluted earnings per common share	0.01	(0.51)	0.12	(0.01)
Distributions per common share	0.28	0.28	0.28	0.28

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10    Industry Segments

The company owns and operates multifamily apartment communities throughout the southern regions of the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services, and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from the company’s consolidated financial statements.

Note 11    Subsequent Events

On February 19, 2003, the company and Merry Land Properties, Inc, entered into a merger agreement in which Merry Land Properties, Inc. will merge into a subsidiary of the company. Merry Land owns interests in nine apartment communities containing approximately 2,000 units in Georgia, South Carolina and Florida. Merry Land shareholders will receive 1.818 common shares of the company and 0.220 shares of the company’s non-dividend paying Series B Convertible Preferred Stock for each Merry Land common share. The preferred stock will be convertible into 0.220 common shares of the company upon the completion and lease up of Merry Land’s Merritt at Whitemarsh project in Savannah, Georgia or in certain other circumstances. The total value of the common shares to be received by the Merry Land shareholders (including common shares received upon conversion) as of the date of the merger agreement was approximately $42 million. The company will assume approximately $94 million in debt and other liabilities.

The transaction is expected to close in the second quarter of 2003, subject to the approval of Merry Land’s shareholders and other customary closing conditions. The proposed transaction can be terminated at Merry Land’s option, if the closing price of the company’s common shares is below $6.50 per share for 10 of any 30 consecutive trading days prior to the consummation of the merger.

In order to facilitate the merger transaction, a private company called Merry Land & Investment Company, LLC, has been formed by members of Merry Land’s management to buy Merry Land’s non-apartment assets, which the company did not desire, and to continue development of apartment projects for the company.

CORNERSTONE REALTY INCOME, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)

Description	Encumbrances	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
1) Mayflower Seaside * Virginia Beach, VA * Multi-family housing * Retail shops	$10,500,000	$2,258,169	$5,375,975	$4,971,001	$2,258,248	$10,346,897	$12,605,145	$3,201,572	1950	Oct. 26, 1993	27.5 yrs.

2) Stone Ridge * Columbia, SC * Multi-family housing	—	374,271	2,950,729	3,249,950	374,292	6,200,658	6,574,950	2,439,823	1975	Dec. 8, 1993	27.5 yrs.

3) Harbour Club * Virginia Beach, VA * Multi-family housing	8,420,136	1,019,895	4,230,105	2,031,422	1,020,275	6,261,147	7,281,422	3,783,017	1988	May 1, 1994	27.5 yrs.

4) The Trestles * Raleigh, NC * Multi-family housing	—	2,650,884	7,699,116	1,808,378	2,686,006	9,472,372	12,158,378	3,261,967	1987	Dec. 30, 1994	27.5 yrs.

5) Mill Creek * Winston-Salem, NC * Multi-family housing	—	1,368,000	7,182,000	1,684,083	1,417,614	8,816,469	10,234,083	2,546,847	1984	Sept. 1, 1995	27.5 yrs.

6) Glen Eagles	—	1,095,000	6,205,000	1,776,158	3,382,649	15,281,162	18,663,811	3,043,668	1990	Oct. 1, 1995	27.5 yrs.
Prestwick * Winston-Salem, NC * Multi-family housing		2,492,790	7,094,863						2000	Sept. 11, 2000	27.5 yrs.

7) Tradewinds * Hampton, VA * Multi-family housing	10,961,274	1,428,000	8,772,000	2,247,063	1,436,890	11,010,173	12,447,063	3,214,471	1988	Nov. 1, 1995	27.5 yrs.

8) The Meadows	—	186,000	6,014,000	1,859,485	625,419	19,070,066	19,695,485	3,059,367	1974	Jan. 31, 1996	27.5 yrs.
Enclave		351,440	8,434,560						2000	Mar. 16, 2000	27.5 yrs.
Phase 2 Section 2 * Asheville, NC * Multi-family housing		114,000	2,736,000						2001	May 7, 2001	27.5 yrs.

9) Ashley Park * Richmond, VA * Multi-family housing	9,500,000	1,586,650	10,618,350	1,642,715	1,589,251	12,258,464	13,847,715	3,411,007	1988	March 1, 1996	27.5 yrs.

10) Arbor Trace * Virginia Beach, VA * Multi-family housing	5,000,000	1,100,000	3,900,000	1,348,484	1,130,750	5,217,734	6,348,484	1,594,811	1985	March 1, 1996	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
11) Bridgetown Bay * Charlotte, NC * Multi-family housing	—	603,000	4,422,000	1,333,991	624,233	5,734,758	6,358,991	1,595,131	1986	April 1, 1996	27.5 yrs.

12) Trophy Chase * Hunter’s Creek * Charlottesville, VA * Multi-family housing	15,000,000	2,455,980	10,173,011	6,323,601	2,483,638	16,468,954	18,952,592	3,790,328	1970	April 1, 1996	27.5 yrs.

13) Beacon Hill * Charlotte, NC * Multi-family housing	—	3,121,587	10,457,616	3,277,159	3,076,213	13,780,149	16,856,362	3,607,555	1985	May 1, 1996	27.5 yrs.

14) Summerwalk * Charlotte, NC * Multi-family housing	6,000,000	1,528,200	4,131,800	2,465,758	1,565,050	6,560,708	8,125,758	1,946,728	1983	May 1, 1996	27.5 yrs.

15) The Landing * Durham, NC * Multi-family housing	—	1,001,400	7,343,600	2,276,149	1,023,950	9,597,199	10,621,149	2,709,243	1984	May 1, 1996	27.5 yrs.

16) Meadow Creek * Charlotte, NC * Multi-family housing	9,470,146	1,110,000	9,990,000	2,751,671	1,134,435	12,717,236	13,851,671	3,262,685	1984	May 31, 1996	27.5 yrs.

17) Trolley Square	9,500,000	1,620,000	4,380,000	4,164,528	2,817,604	11,589,499	14,407,103	3,474,668	1965	June 25, 1996	27.5 yrs.
* Trolley Square West * Richmond, VA * Multi-family housing		1,145,495	3,097,080						1964	Dec. 31, 1996	27.5 yrs.

18) Paces Glen * Charlotte, NC * Multi-family housing	—	2,153,250	5,271,750	1,370,957	2,226,400	6,569,557	8,795,957	1,724,661	1986	July 19, 1996	27.5 yrs.

19) Signature Place * Greenville, NC * Multi-family housing	—	491,665	4,971,283	2,329,669	502,648	7,289,969	7,792,617	2,262,960	1981	August 1, 1996	27.5 yrs.

20) Hampton Glen * Richmond, VA * Multi-family housing	12,519,699	1,391,992	10,207,939	2,148,420	1,419,188	12,329,163	13,748,351	3,196,057	1986	August 1, 1996	27.5 yrs.

21) Heatherwood	16,250,000	2,449,310	7,756,147	9,725,430	4,186,843	23,169,044	27,355,887	6,187,843	1980	Sept. 1, 1996	27.5 yrs.
Italian Village/Villa Marina * Charlotte, NC * Multi-family housing		1,707,750	5,717,250						1980	Aug. 29, 1997

22) Highland Hills * Carrboro, NC * Multi-family housing	14,679,353	1,210,000	10,890,000	3,328,857	1,198,724	14,230,133	15,428,857	3,901,811	1987	Sept. 27, 1996	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
23) Parkside at Woodlake * Durham, NC * Multi-family housing	—	2,932,778	11,731,108	1,292,552	2,884,917	13,071,521	15,956,438	3,303,856	1996	Aug. 31, 1996	27.5 yrs.

24) Greenbrier * Fredericksburg, VA * Multi-family housing	12,667,462	998,957	10,100,568	1,728,184	1,009,699	11,818,010	12,827,709	3,217,914	1980	Oct. 1, 1996	27.5 yrs.

25) Deerfield * Durham, NC * Multi-family housing	10,092,272	427,000	10,248,000	1,242,526	430,416	11,487,110	11,917,526	2,817,979	1985	Nov. 1, 1996	27.5 yrs.

26) The Arbors at Windsor Lake * Columbia, SC * Multi-family housing	—	978,750	9,896,250	1,360,264	994,426	11,240,838	12,235,264	2,742,532	1991	Jan. 1, 1997	27.5 yrs.

27) Westchase * Charleston, SC * Multi-family housing	—	1,980,000	9,020,000	3,247,123	2,012,328	12,234,795	14,247,123	3,215,063	1985	Jan. 15, 1997	27.5 yrs.

28) Carlyle Club * Atlanta, GA * Multi-family housing	—	3,589,800	7,990,200	2,945,388	3,607,026	10,918,362	14,525,388	2,791,082	1974	Apr. 30, 1997	27.5 yrs.

29) Ashley Run * Atlanta, GA * Multi-family housing	—	3,780,000	14,220,000	3,415,794	3,793,621	17,622,173	21,415,794	4,218,042	1987	Apr. 30, 1997	27.5 yrs.

30) Charleston Place * Charlotte, NC * Multi-family housing	—	1,516,000	7,959,000	1,427,635	1,534,603	9,368,032	10,902,635	2,183,290	1986	May 13, 1997	27.5 yrs.

31) Dunwoody Springs * Atlanta, GA * Multi-family housing	—	3,648,000	11,552,000	6,285,391	3,662,295	17,823,096	21,485,391	4,259,313	1981	July 25, 1997	27.5 yrs.

32) Clarion Crossing * Raleigh, NC * Multi-family housing	—	3,180,000	7,420,000	4,423,387	3,235,962	11,787,425	15,023,387	1,882,069	1972	Sept. 30, 1997	27.5 yrs.

33) Stone Brook * Atlanta, GA * Multi-family housing	—	1,570,000	6,280,000	1,837,862	1,582,468	8,105,394	9,687,862	1,822,448	1986	Oct. 31, 1997	27.5 yrs.

34) St. Regis * Raleigh, NC * Multi-family housing	—	2,156,000	7,644,000	1,456,464	2,170,353	9,086,111	11,256,464	1,814,946	1986	Oct. 31, 1997	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

35) Remington Place * Raleigh, NC * Multi-family housing	—	1,422,000	6,478,000	1,210,213	1,433,609	7,676,604	9,110,213	1,533,026	1985	Oct. 31, 1997	27.5 yrs.

36) Stone Point * Charlotte, NC * Multi-family housing	—	1,164,000	8,536,000	956,745	1,119,156	9,537,589	10,656,745	1,927,669	1986	Jan.15, 1998	27.5 yrs.

37) Pinnacle Ridge * Ashville, NC * Multi-family housing	4,942,448	1,547,410	4,183,740	1,599,170	1,572,517	5,757,803	7,330,320	1,145,388	1951	April 1, 1998	27.5 yrs.

38) Hampton Pointe * Charleston, SC * Multi-family housing	—	1,589,250	10,635,750	4,084,580	1,651,535	14,658,045	16,309,580	2,943,967	1986	Mar 31, 1998	27.5 yrs.

39) The Timbers * Raleigh, NC * Multi-family housing	—	1,944,000	6,156,000	1,167,526	1,955,740	7,311,786	9,267,526	1,466,514	1983	June 4, 1998	27.5 yrs.

40) The Gables * Richmond, VA * Multi-family housing	8,000,000	2,185,000	9,315,000	1,918,181	2,200,818	11,217,363	13,418,181	2,191,567	1987	July 2, 1998	27.5 yrs.

41) Spring Lake * Atlanta, GA * Multi-family housing	—	900,000	8,100,000	1,524,725	907,577	9,617,148	10,524,725	1,803,631	1986	Aug. 12, 1998	27.5 yrs.

42) Cape Landing * Myrtle Beach, SC * Multi-family housing	—	1,026,000	16,074,000	3,994,910	2,380,560	18,714,350	21,094,910	3,377,440	1997/98	Oct. 16, 1998	27.5 yrs.

43) Brookfield * Dallas, TX * Multi-family housing	—	1,624,051	6,390,482	17,682	1,579,819	6,452,396	8,032,215	979,385	1984	July 23, 1999	27.5 yrs.

44) Eagle Crest * Dallas, TX * Multi-family housing	15,000,000	4,038,424	17,527,893	1,123,706	4,038,424	18,651,599	22,690,023	2,914,943	1983	July 23, 1999	27.5 yrs.

45) Aspen Hills * Dallas, TX * Multi-family housing	—	1,129,071	6,094,651	708,373	1,129,071	6,803,024	7,932,095	1,679,236	1979	July 23, 1999	27.5 yrs.

46) Mill Crossing * Dallas, TX * Multi-family housing	—	803,095	4,466,697	452,661	803,061	4,919,392	5,722,453	1,008,008	1979	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
47) Polo Run * Dallas, TX * Multifamily housing	—	936,682	6,619,965	1,599,519	936,579	8,219,587	9,156,166	1,502,249	1984	July 23, 1999	27.5 yrs.

48) Wildwood * Dallas, TX * Multi-family housing	3,357,507	881,479	3,589,815	358,031	881,538	3,947,787	4,829,325	769,850	1984	July 23, 1999	27.5 yrs.

49) Toscana * Dallas, TX * Multi-family housing	5,250,000	998,938	6,335,085	251,680	1,048,886	6,536,817	7,585,703	1,035,696	1986	July 23, 1999	27.5 yrs.

50) Arbors on Forest Ridge * Dallas, TX * Multi-family housing	6,250,000	862,803	8,711,151	458,930	1,012,320	9,020,564	10,032,884	1,386,319	1986	July 23, 1999	27.5 yrs.

51) Paces Cove * Dallas, TX * Multi-family housing	11,025,462	2,259,317	9,453,562	809,913	2,219,403	10,303,389	12,522,792	1,664,541	1982	July 23, 1999	27.5 yrs.

52) Remington Hills * Dallas, TX * Multi-family housing	14,250,000	4,509,071	16,412,148	5,282,190	4,209,108	21,994,301	26,203,409	3,352,633	1984	July 23, 1999	27.5 yrs.

53) Copper Crossing * Dallas, TX * Multi-family housing	—	1,782,562	9,994,421	1,215,261	1,778,407	11,213,837	12,992,244	2,175,037	1980/81	July 23, 1999	27.5 yrs.

54) Main Park * Dallas, TX * Multi-family housing	8,359,206	619,641	8,463,326	530,242	670,947	8,942,262	9,613,209	1,430,904	1984	July 23, 1999	27.5 yrs.

55) Timberglen * Dallas, TX * Multi-family housing	9,500,000	2,563,522	10,657,083	990,554	2,548,094	11,663,065	14,211,159	2,049,507	1984	July 23, 1999	27.5 yrs.

56) Silverbrook I * Dallas, TX * Multi-family housing	15,442,245	3,352,896	12,356,997	2,210,054	3,321,137	14,598,810	17,919,947	2,798,474	1982	July 23, 1999	27.5 yrs.

57) Summer Tree * Dallas, TX * Multi-family housing	7,699,830	3,338,748	4,385,408	990,022	3,156,485	5,557,693	8,714,178	1,180,797	1980	July 23, 1999	27.5 yrs.

58) Park Village * Dallas, TX * Multi-family housing	8,444,974	928,744	7,295,797	781,939	954,542	8,051,938	9,006,480	1,426,876	1983	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.	Impr.	Land	Bldg. & Impr.
59) Cottonwood * Dallas, TX * Multi-family housing	5,979,326	474,344	5,797,412	1,119,193	473,616	6,917,333	7,390,949	1,193,287	1985	July 23, 1999	27.5 yrs.

60) Devonshire * Dallas, TX * Multi-family housing	3,676,401	1,892,165	5,672,727	774,403	1,893,378	6,445,917	8,339,295	1,273,217	1978	July 23, 1999	27.5 yrs.

61) Paces Point * Dallas, TX * Multi-family housing	7,423,665	2,132,795	10,847,450	748,587	2,132,694	11,596,138	13,728,832	1,885,528	1985	July 23, 1999	27.5 yrs.

62) The Meridian * Austin, TX * Multi-family housing	2,823,884	531,832	7,007,392	1,081,799	531,469	8,089,554	8,621,023	1,354,383	1988	July 23, 1999	27.5 yrs.

63) Grayson II * Dallas, TX * Multi-family housing	6,227,327	962,939	11,247,182	695,110	913,575	11,991,656	12,905,231	1,951,240	1986	July 23, 1999	27.5 yrs.

64) Silverbrook II * Dallas, TX * Multi-family housing	2,826,803	1,202,745	4,605,505	638,951	1,177,125	5,270,076	6,447,201	943,179	1984	July 23, 1999	27.5 yrs.

65) Estrada Oaks * Dallas, TX * Multi-family housing	9,332,110	1,939,650	8,847,232	739,095	1,929,226	9,596,751	11,525,977	1,523,345	1983	July 23, 1999	27.5 yrs.

66) Burney Oaks * Dallas, TX * Multi-family housing	8,416,910	1,063,277	8,901,959	991,978	1,063,211	9,894,003	10,957,214	1,676,931	1985	July 23, 1999	27.5 yrs.

67) Cutter’s Point * Dallas, TX * Multi-family housing	6,250,000	2,001,796	7,858,044	1,424,334	2,001,916	9,282,258	11,284,174	1,696,273	1978	July 23, 1999	27.5 yrs.

68) The Courts on Pear Ridge * Dallas, TX * Multi-family housing	10,506,542	2,360,962	9,482,729	406,656	2,360,995	9,889,352	12,250,347	1,482,602	1988	July 23, 1999	27.5 yrs.

69) Sierra Ridge * San Antonio, TX * Multi-family housing	4,750,000	611,683	6,012,983	1,906,242	610,950	7,919,958	8,530,908	1,384,435	1981	July 23, 1999	27.5 yrs.

70) Grayson I * Dallas, TX * Multi-family housing	6,526,941	770,541	9,178,418	2,177,960	863,674	11,263,245	12,126,919	1,728,658	1985	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
71) Canyon Hills * Austin, TX * Multi-family housing	12,592,947	1,233,883	11,278,619	380,426	1,235,408	11,657,520	12,892,928	1,666,197	1996	July 23, 1999	27.5 yrs.

72) Greystone Crossing * Charlotte, NC * Multi-family housing	—	1,340,000	25,460,000	1,039,862	1,332,635	26,507,227	27,839,862	2,722,895	1998\00	May 8, 2000	27.5 yrs.

73) Chase Gayton * Richmond, VA * Multi-family housing	15,711,709	2,541,000	18,634,000	776,892	2,534,142	19,417,750	21,951,892	1,159,448	1984	June 21, 2001	27.5 yrs.

74) Poplar Place * Atlanta, GA * Multi-family housing	25,336,579	5,544,000	29,106,000	3,483,315	5,760,883	32,372,432	38,133,315	1,687,189	1989/95	Sept. 7, 2001	27.5 yrs.

75) Autumn Park * Greensboro, NC * Multi-family housing	14,905,905	2,007,433	18,066,894	541,469	1,999,902	18,615,894	20,615,796	896,535	2001	Oct. 1, 2001	27.5 yrs.

76) Legacy Park * Charlotte, NC * Multi-family housing	16,075,948	1,313,311	20,575,211	622,393	1,305,821	21,205,094	22,510,915	1,018,845	2001	Oct. 1, 2001	27.5 yrs.

77) Timber Crest * Charlotte, NC * Multi-family housing	15,157,240	1,144,569	17,931,580	839,451	1,304,769	18,610,831	19,915,600	910,922	2000	Oct. 1, 2001	27.5 yrs.

78) Trinity Commons	28,162,657	2,429,700	19,658,481	16,769,996	4,136,148	34,722,029	38,858,177	1,187,012	2000	Oct. 1, 2001	27.5 yrs.
Trinity Commons Phase II * Raleigh, NC * Multi-family housing		1,728,948	13,988,757	(15,717,705)					2002	July 30, 2002

79) St. Andrews	18,449,688	682,725	16,385,411	11,253,328	1,074,910	27,246,554	28,321,464	1,185,284	1998	Oct. 1, 2001	27.5 yrs.
St. Andrews Phase II * Wilmington, NC * Multi-family housing		407,486	9,893,667	(10,301,153)					2002	March 20, 2002

80) Waterford * Richmond, VA * Multi-family housing	16,731,009	2,700,000	19,800,000	988,236	2,732,352	20,755,884	23,488,236	855,592	1989	Dec. 10, 2001	27.5 yrs.

81) The Enclave@South Tryon * Charlotte, NC * Multi-family housing	—	805,000	15,295,000	107,126	785,549	15,421,577	16,207,126	49,355	2002	Dec. 2, 2002	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2002)—(Continued)

Description	Encumbrances	Initial Cost		Capitalized Impr.	Gross Amount Carried		Total		Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
82) Windsor Heights * Dallas, TX * Multi-family housing	25,000,000	3,480,000	25,520,000	239,938	3,445,213	25,794,725	29,239,938		82,513	1997	Dec. 23, 2002	27.5 yrs.

	$604,445,605	$150,481,501	$859,368,924	$152,742,188	$152,207,328	$1,010,385,285	$1,162,592,613	(1)	$176,743,276

(1)	Represents the aggregate cost for Federal Income tax purposes.
(2)	The reconciliations of the carrying amount of real estate owned and accumulated depreciation is contained in Note 3 of the audited financials statements.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003 (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 7, 2002; SEC File No. 1-12875).

2.2

Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed October 7, 2002; SEC File No. 1-12875).

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

3.3	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (FILED HEREWITH).

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

Exhibit No.	Description

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

Exhibit No.	Description

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

4.22

Amended and Restated Revolving Credit Note dated December 2, 2002 made payable by Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC to the order of Wachovia Bank, National Association (FILED HEREWITH).

4.23-A

Credit Agreement dated as of December 12, 2000 among Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC as Borrowers and First Union National Bank as Lender and Administrative Agent for all lenders. (Incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

4.23-B

First Amendment to and Waiver of Credit Agreement dated as of April 18, 2001 among Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC as Borrowers and First Union National Bank as Lender and Administrative Agent for all lenders. (Incorporated by reference to Exhibit (b)(17) to Schedule TO/A (amendment no. 1) dated April 11, 2001; SEC File No. 005-55813).

4.23-C

Second Amendment to Credit Agreement dated as of October 17, 2002 among Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC as Borrowers and Wachovia Bank, National Association as Lender and Administrative Agent for each lender. (FILED HEREWITH).

4.23-D

Third Amendment to Credit Agreement dated as of December 2, 2002 among Cornerstone Realty Income Trust, Inc. and CRIT-NC, LLC as Borrowers and Wachovia Bank, National Association as Lender and Administrative Agent for each lender. (FILED HEREWITH).

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

Exhibit No.	Description

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

4.32

Promissory Note dated March 23, 2001 in the principal amount of $12,750,000 made payable by CRIT-VA II, Inc. to First Union National Bank, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.33

Indemnity and Guaranty Agreement dated as of March 23, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender, in connection with a $12,750,000 loan to CRIT-VA II, Inc. as Borrower, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.34

Deed of Trust and Security Agreement dated as of March 23, 2001, from CRIT-VA II, Inc., as Grantor, to TRSTE, Inc. as Trustee for First Union National Bank, the Beneficiary with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.35

Assignment of Warranties and Other Contract Rights dated as of March 23, 2001 from CRIT-VA II, Inc. as Borrower to First Union National Bank as Lender with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.36

Assignment of Leases and Rents dated as of March 23, 2001 by CRIT-VA II, Inc. as Assignor in favor of First Union National Bank as Assignee with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.37

Consent and Agreement of Manager dated as of March 23, 2001 by CRIT-VA II, Inc. as Borrower in favor of First Union National Bank as Lender with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

Exhibit No.	Description

4.38

Environmental Indemnity Agreement dated as of March 23, 2001 by CRIT-VA II, Inc. and Cornerstone Realty Income Trust, Inc., as Indemnitors, in favor of First Union National Bank, as Lender, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.39

Receipt and Closing Certificate dated March 23, 2001 by CRIT-VA II, Inc. as Borrower and Cornerstone Realty Income Trust, Inc. as Guarantor in favor of First Union National Bank, as Lender, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.40

Schedule setting forth information on six substantially identical promissory notes dated March 23, 2001 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.41

Schedule setting forth information on six substantially identical Indemnity and Guaranty Agreements dated as of March 23, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.42

Schedule setting forth information on six substantially identical Deeds of Trust dated as of March 23, 2001 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.43

Schedule setting forth information on six substantially identical Assignments of Warranties and Other Contract Rights dated as of March 23, 2001 to First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.44

Schedule setting forth information on six substantially identical Assignments of Leases and Rents dated as of March 23, 2001 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.45

Schedule setting forth information on six substantially identical Consents and Agreements of Manager dated as of March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.14 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.46

Schedule setting forth information on six substantially identical Environmental Indemnity Agreements dated as of March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.15 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.47

Schedule setting forth information on six substantially identical Receipt and Closing Certificates dated March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.16 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.48

Multifamily Note dated April 4, 2001 in the principal amount of $15,680,000 made payable to ARCS Commercial Mortgage Co., L.P. by CAC III Limited Partnership, with respect to Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(19) to Schedule TO/A (amendment no. 1) filed April 11, 2001; SEC File No. 1-12875).

Exhibit No.	Description

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

4.54

Promissory Note dated June 20, 2001 in the principal amount of $11,100,000 made payable by CRIT-VA III, Inc. to First Union National Bank, with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.55

Indemnity and Guaranty Agreement dated as of June 20, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender, in connection with a $11,100,000 loan to CRIT-VA III, Inc. as Borrower with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.56

Deed of Trust and Security Agreement dated as of June 20, 2001, from CRIT-VA III, Inc., as Grantor, to TRSTE, Inc. as Trustee for First Union National Bank, the Beneficiary, with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.57

Assignment of Warranties and Other Contract Rights dated as of June 20, 2001 from CRIT-VA III, Inc. as Borrower to First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.58

Assignment of Leases and Rents dated as of June 20, 2001 by CRIT-VA III, Inc. as Assignor in favor of First Union National Bank as Assignee with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.59

Consent and Agreement of Manager dated as of June 20, 2001 by CRIT-VA III, Inc. as Borrower in favor of First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

Exhibit No.	Description

4.60

Environmental Indemnity Agreement dated as of June 20, 2001 by CRIT-VA III, Inc. and Cornerstone Realty Income Trust, Inc., as Indemnitors, in favor of First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.61

Receipt and Closing Certificate dated June 20, 2001 by CRIT-VA III, Inc. as Borrower and Cornerstone Realty Income Trust, Inc. as Guarantor in favor of First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.62

Schedule setting forth information on seven substantially identical promissory notes dated June 20, 2001 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.63

Schedule setting forth information on seven substantially identical Indemnity and Guaranty Agreements dated as of June 20, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.64

Schedule setting forth information on seven substantially identical Deeds of Trust dated as of June 20, 2001 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.65

Schedule setting forth information on seven substantially identical Assignments of Warranties and Other Contract Rights dated as of June 20, 2001 to First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.66

Schedule setting forth information on seven substantially identical Assignments of Leases and Rents dated as of June 20, 2001 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.67

Schedule setting forth information on seven substantially identical Consents and Agreements of Manager dated as of June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.14 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.68

Schedule setting forth information on seven substantially identical Environmental Indemnity Agreements dated as of June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.15 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.69

Schedule setting forth information on seven substantially identical Receipt and Closing Certificates dated June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.16 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.70

Multifamily Note dated June 20, 2001, in the principal amount of $8,950,000 made payable to the ARCS Commercial Mortgage Co., L.P. by CAC IV Limited Partnership with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit 4.17 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

Exhibit No.	Description

4.71

Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated June 20, 2001, from CAC IV Limited Partnership, as Grantor, to trustee for ARCS Commercial Mortgage Co., L.P. with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit 4.18 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.72

Replacement Reserve and Security Agreement, dated June 20, 2001, by and between CAC IV Limited Partnership and ARCS Commercial Mortgage Co., L.P. with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit 4.19 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.73

Assignment of Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 20, 2001 from ARCS Commercial Mortgage Co., L.P. to Fannie Mae with respect to the Burney Oaks Apartments in Arlington, Texas. (Incorporated by reference to Exhibit 4.20 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.74	Form of Articles of Amendment designating Series B Convertible Preferred Shares (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 7, 2002; SEC File No. 1-12875).

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

10.3

Agreement for Appointment of Transfer Agent and Registrar between Cornerstone Realty Income Trust, Inc. and First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.19 to the registrant’s Report on Form 10-K for the Year Ended December 31, 1994; SEC File No. 0-23954).

10.4

First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).

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

Exhibit No.	Description

10.8

Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

10.9

First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.24 to the registrant’s Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.10

First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Martin Zuckerbrod. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.25 to the registrant’s Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.11

First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Harry S. Taubenfeld. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K. (Incorporated by reference to Exhibit 10.26 to the registrant’s Report on Form 10-K for the Year Ended December 31, 1997; SEC File No. 1-12875).

10.12	Articles of Organization of CRIT-NC, LLC (Incorporated by reference to Exhibit 10.1 included in the registrant’s Current Report on Form 8-K dated December 30, 1997; SEC File No. 0-23954.).

10.13

Operating Agreement of CRIT-NC, LLC dated as of December 9, 1997 (Incorporated by reference to Exhibit 10.2 included in the registrant’s Current Report on Form 8-K dated December 30, 1997; SEC File No. 0-23954).

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

Exhibit No.	Description

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

10.35	Bylaws of Cornerstone Acquisition Company. (Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

Exhibit No.	Description

10.36	Articles of Incorporation of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.37	Bylaws of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.38	Articles of Organization of CRIT-SC, LLC. (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.39	Operating Agreement of CRIT-SC, LLC. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

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

10.42

Stock Option Agreement dated July 23, 1999 between Glade M. Knight and Cornerstone Realty Income Trust, Inc. This is a management contract orcompensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

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

10.49	CRIT Special, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.50	CRIT Special, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

Exhibit No.	Description

10.51	Operating Agreement of CRIT-NC II, LLC. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

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

10.59	CRIT-VA II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.60	CRIT-VA II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.61

Property Management Agreement dated as of March 23, 2001 between CRIT-VA II, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.62	CRIT Special II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.63	CRIT Special II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.64	Operating Agreement of CRIT-NC III, LLC. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.65

Property Management Agreement dated as of March 23, 2001 between CRIT-NC III, LLC as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.66	CAC II Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.67	CAC II Special General, Inc. Bylaws. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.68	CAC II Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.69	CAC II Special Limited, Inc. Bylaws. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

Exhibit No.	Description

10.70	Limited Partnership Agreement of CAC II Limited Partnership. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.71

Property Management Agreement dated as of March 23, 2001 between CAC II Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.72

Property Management Agreement dated as of April 4, 2001 between CAC III Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 19, 2001; SEC File No. 1-12875).

10.73	CRIT-VA III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.74	CRIT-VA III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.75

Property Management Agreement dated as of June 20, 2001 between CRIT-VA III, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.76	CRIT Special III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.77	CRIT Special III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.78	Operating Agreement of CRIT-NC IV, LLC. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.79

Property Management Agreement dated as of June 20, 2001 between CRIT-NC IV, LLC as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.80	CAC V Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.81	CAC V Special General, Inc. Bylaws. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.82	CAC V Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.83	CAC V Special Limited, Inc. Bylaws. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.84	Limited Partnership Agreement of CAC V Limited Partnership. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.85

Property Management Agreement dated as of June 20, 2001 between CAC V Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.86	CAC IV Special General, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.87	CAC IV Special General, Inc. Bylaws. (Incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.88	CAC IV Special Limited, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

Exhibit No.	Description

10.89	CAC IV Special Limited, Inc. Bylaws. (Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.90	Limited Partnership Agreement of CAC IV Limited Partnership. (Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.91

Property Management Agreement dated as of June 20, 2001 between CAC IV Limited Partnership as Owner and Apple General, Inc. as Manager. (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.92

Real Estate Purchase and Sale Agreement dated as of June 8, 2001 between Principal Life Insurance Company f/k/a Principal Mutual Life Insurance Company and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.93	Operating Partnership dated October 1, 2001. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.94

Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons Apartments, LLC, St. Andrews Place Apartments, LLC and Timber Crest Apartments, LLC. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.95

Membership Interest Contribution Agreement with State Street, LLC and Schedules for St. Andrews Place II, LLC. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.96

Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons II Apartments, LLC. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.97

Membership Interest Contribution Agreement with State Street I, LLC and Schedules for Autumn Park Apartments, LLC and Legacy Park Apartments, LLC. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.98

1992 Non-Employee Directors Stock Option Plan Amended and Restated Effective July 1, 2002 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002; SEC File No. 1-12875).

10.99

1992 Incentive Plan Amended and Restated Effective July 1, 2002 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002; SEC File No. 1-12875).

21	Subsidiaries of Cornerstone Realty Income Trust, Inc. (FILED HEREWITH).

23	Consent of Ernst & Young LLP. (FILED HEREWITH).

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (FILED HEREWITH).