Form 10-Q
period 2003-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2003-05-13
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At May 1, 2003, there were 49,607,283 outstanding shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.
FORM 10-Q

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets — March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Operations — Three months ended March 31, 2003 and March 31, 2002	4

	Consolidated Statement of Shareholders’ Equity — Three months ended March 31, 2003	5

	Consolidated Statements of Cash Flows — Three months ended March 31, 2003 and March 31, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds (not applicable).

Item 3.	Defaults Upon Senior Securities (not applicable).

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	20

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share data)

	March 31, 2003	December 31, 2002

ASSETS
Investment in rental property:
Land	$150,708	$152,207
Buildings and property improvements	962,704	975,532
Furniture and fixtures	34,571	34,853

	1,147,983	1,162,592
Less accumulated depreciation	(185,146)	(176,743)

	962,837	985,849
Cash and cash equivalents	9,491	1,380
Prepaid expenses	3,607	4,636
Deferred financing costs, net	4,244	4,519
Other assets	18,390	18,463

Total Assets	$998,569	$1,014,847

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-unsecured	$78,239	$77,913
Notes payable-secured	603,288	604,446
Distributions payable	76	76
Accounts payable and accrued expenses	10,593	12,953
Rents received in advance	381	606
Tenant security deposits	1,573	1,574

Total Liabilities	694,150	697,568
Minority interest of unit holders in operating partnership	20,154	30,205
Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 shares	2,680	2,680
Common stock, no par value, authorized 100,000 shares; issued and outstanding 49,466 shares and 48,361 shares, respectively	498,368	487,303
Deferred compensation	(609)	(638)
Distributions greater than net income	(216,174)	(202,271)

Total Shareholders’ Equity	284,265	287,074

Total Liabilities and Shareholders’ Equity	$998,569	$1,014,847

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(In thousands, except per share data)

	Three Months Ended

	March 31, 2003	March 31, 2002

REVENUE:
Rental income	$38,367	$38,398
Other property income	1,631	1,569

Total revenues	39,998	39,967
EXPENSES:
Property and maintenance	11,334	10,099
Taxes and insurance	5,514	4,781
Property management	978	941
General and administrative	823	861
Other depreciation	6	7
Depreciation of rental property	12,043	11,033
Other	99	97

Total expenses	30,797	27,819
Income before interest income (expense)	9,201	12,148
Interest income	6	15
Interest expense	(10,915)	(10,047)

Income (loss) from continuing operations before minority interest of unit holders in operating partnership	(1,708)	2,116
Minority interest of unit holders in operating partnership	12	(41)

Income (loss) from continuing operations	(1,696)	2,075
Discontinued operations:
Income from discontinued operations	11	209
Gain on sales of investments	1,400	—

Net (loss) income	$(285)	$2,284

Distributions to preferred shareholders	(76)	(76)

Net (loss) income available to common shareholders	$(361)	$2,208

Net (loss) income per share from continuing operations-basic and diluted	$(0.04)	$0.04

Net income per share from discontinued operations-basic and diluted	$0.03	$0.01

Distributions per common share	$0.28	$0.28

Weighted average number of common shares outstanding-basic and diluted	48,819	47,826

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share data)	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Total Shareholders’ Equity

Balance at December 31, 2002	48,361	$487,303	127	$2,680	$(638)	$(202,271)	$287,074
Net income	—	—	—	—	—	(285)	(285)
Cash distributions declared to common shareholders ($.28 per share)	—	—	—	—	—	(13,542)	(13,542)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(76)	(76)
Conversion of minority interest of unit holders in operating partnership units	887	9,374	—	—	—	—	9,374
Restricted stock grants	5	35	—	—	(35)	—	—
Amortization of deferred compensation	—	—	—	—	64	—	64
Shares issued through dividend reinvestment plan	213	1,656	—	—	—	—	1,656

Balance at March 31, 2003	49,466	$498,368	127	$2,680	$(609)	$(216,174)	$284,265

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(In thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

Cash flow from operating activities:
Net (loss) income	$(285)	$2,284
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of investments	(1,400)	—
Depreciation and amortization	12,211	11,261
Minority interest of unit holders in operating partnership	(12)	41
Amortization of deferred compensation	64	92
Amortization of deferred financing costs	274	204
Amortization of mortgage notes payable premium	(89)	(89)
Changes in operating assets and liabilities:
Operating assets	1,436	4,912
Operating liabilities	(2,279)	(5,506)

Net cash provided by operating activities	9,920	13,199
Cash flow from investing activities:
Development of real estate assets	(11)	(575)
Major renovations	(366)	(329)
Capital improvements	(2,629)	(3,302)
Net funding of real estate reserve for replacement	(440)	(237)
Net proceeds from the sale of rental property	15,007	—

Net cash provided by (used in) investing activities	11,561	(4,443)
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings	326	(5,000)
Proceeds from secured notes payable	—	12,600
Repayments of secured notes payable	(1,069)	(765)
Payment of deferred financing costs	—	(181)
Shares issued through dividend reinvestment plan and exercise of stock options	1,656	1,723
Purchase of common stock	—	(86)
Cash distributions to operating partnership unit holders	(665)	(354)
Cash distributions paid to preferred shareholders	(76)	(76)
Cash distributions paid to common shareholders	(13,542)	(13,184)

Net cash used in financing activities	(13,370)	(5,323)
Increase in cash and cash equivalents	8,111	3,433
Cash and cash equivalents, beginning of year	1,380	8,656

Cash and cash equivalents, end of period	$9,491	$12,089

Supplemental information:
Non-cash transactions:
Real estate assets acquired	—	$10,301
Assumption of mortgage notes	—	5,500
Issuance of operating partnership units	—	4,801
Conversion of operating partnership units to common stock	$9,374	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2003

(1)

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

Stock Option Compensation

The Company elected to expense its stock compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), “Accounting for Stock Based Compensation,” effective in the first quarter of 2003. The Company did not grant any options to purchase shares during the three months ended March 31, 2003 and 2002. The Company’s options to purchase shares are vested immediately upon grant, therefore the compensation expense would occur in the period granted. The stock compensation expense reported in the Company’s financials for the periods presented are the same as those that would have been reported had the Company applied the fair value method of SFAS No. 123. The sole item of the stock compensation for these periods reflect the amortization of the restricted stock grants which is accounted for similarly under both methods. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	Three Months Ended March 31,

	2003	2002

Net (loss) income, as reported	$(285)	$2,284
Add: Stock-based employee compensation expense included in reported net income	64	92
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(64)	(92)

Pro forma net (loss) income as if the fair value method had been applied to all option grants	$(285)	$2,284

Earnings per share
Basic-as reported	$(0.01)	$0.05
Basic-pro forma	(0.01)	0.05
Diluted-as reported	(0.01)	0.05
Diluted-pro forma	(0.01)	0.05

(2)

Investment in Rental Property

Disposition of Investments

The Company closed on the sale of two apartment communities containing a total of 395 apartment homes. The Company sold the two apartment communities for a total of $15.85 million and recognized a gain of $1.4 million. As a result of the sales, the Company’s financial statements have been prepared with these two apartment communities’ results of operations and cash flows and the gain from sale isolated and shown as “discontinued operations.” All historical statements have been restated to conform to this presentation in accordance with SFAS No. 144.

The components of income from operations related to discontinued operations for the three months ended March 31, 2003 and 2002 are shown below. These include the results of operations through the date of sale for the three months ended March 31, 2003 and a full period of operations for the three months ended March 31, 2002 (dollars in thousands):

	Three Months Ended March 31,

	2003	2002

Rental and other property income	$369	$735
Expenses:
Property and maintenance	142	212
Taxes and insurance	54	93
Depreciation of rental property	162	221

Total expenses	358	526
Net income	11	209
Gain on sales of investments	1,400	—

Income from discontinued operations	$1,411	$209

The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2003.

(2)

Notes Payable

Secured

The aggregate maturities of principal, including monthly installments of principal, for secured debt for the five years subsequent to March 31, 2003 are as follows (in thousands):

Year	Amount

2003	$10,504
2004	31,445
2005	67,849
2006	95,902
2007	9,183
Thereafter	388,405

$603,288

Unsecured

During the first quarter of 2003, the Company’s $75 million unsecured line of credit with a commercial bank was increased to $85 million and the maturity date was extended to May 30, 2003. The unsecured line of credit bears interest at one month LIBOR plus 160 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At March 31, 2003 and 2002, borrowings on the unsecured line of credit were $78 million and $50 million, respectively.

The Company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date was extended to May 30, 2003. There were no amounts outstanding at March 31, 2003 and 2002 under this arrangement.

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

As of March 31, 2003, there were 1,487,430 preferred and 319,715 non-preferred operating partnership units. During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis.

(4)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Numerator:
Net (loss) income available to common shareholders	$(361)	$2,208
Numerator for basic and diluted earnings per share -income available to common stockholders after assumed conversion	$(361)	$2,208
Denominator:
Denominator for basic earnings per share-weighted-average shares	48,819	47,826
Effect of dilutive securities:
Stock options	—	54

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	48,819	47,880
Basic and diluted earnings per common share	$(0.01)	$0.05

The conversion of the operating partnership units, weighted average of 2,092,335 and 1,284,802 for the three months ended March 31, 2003 and 2002, respectively, are not included in earnings per common share calculations since their effect is not dilutive.

(5)

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the new accounting standard effective as of the first quarter of fiscal year 2003.

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

(6)

Subsequent Events

On February 19, 2003, the Company and Merry Land Properties, Inc, entered into a merger agreement in which Merry Land Properties, Inc. will merge into a subsidiary of the Company. Merry Land owns interests in nine apartment communities containing approximately 2,000 units in Georgia, South Carolina and Florida. Merry Land shareholders will receive 1.818 common shares of the Company and 0.220 shares of the Company’s non-dividend Series B Convertible Preferred Stock for each Merry Land common share. The preferred stock will be convertible into 0.220 common shares of the Company upon the completion and lease up of Merry Land’s Merritt at Whitemarsh project in Savannah, Georgia or in certain other circumstances. The total value of the common stock to be received by the Merry Land shareholders (including common stock received upon conversion) as of the date of the merger agreement was approximately $42 million. The Company will assume approximately $94 million in debt and other liabilities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Cornerstone Realty Income Trust, Inc. December 31, 2002 Annual Report on Form 10-K as well as the financial statements and notes included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed rate for variable rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, adverse changes in the real estate markets and general and local economies and business conditions, and adverse changes with respect to the availability and terms of debt financing, and a reduction of the portion of dividends that are reinvested through the Company’s dividend reinvestment plan. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States. As of March 31, 2003, the Company owned 80 apartment communities, which comprised a total of 21,223 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The Company, as the general partner, has approximately an 80% interest in the Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

The Company owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

Results of Operations

Income and occupancy

Substantially all of the Company’s income is from the rental operation of apartment communities. The Company’s property operations for the three months ended March 31, 2003 include the results of operations of 80 apartment communities owned on that date. The operations of the two properties sold during the first quarter of 2003 are reflected in “discontinued operations”.

Total revenue for the three months ended March 31, 2003 and 2002 was $40.0 million. At the end of the first quarter of 2003, the Company owned 818 more apartment homes than it owned for the same period in 2002. Rental income in 2003 increased over 2002 as a result of the full effect in 2003 of the 2002 acquisitions, however, the increase was offset by the increase in rental concessions and the decrease in economic occupancy, discussed below, which resulted from the continuing soft market conditions in the major markets in which the Company operates. The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the Company’s apartment communities averaged 86% and 89% for the three months ended March 31, 2003 and 2002, respectively. The decrease in 2003 is attributable to softening in overall market conditions in the major markets in which the Company operates.

Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. Property operating expenses for the three months ended March 31, 2003 were $17.8 million and $15.8 million for the same period in 2002. The increase is primarily due to the full effect in 2003 of the apartment communities acquired in 2002. The increases in property insurance costs, real estate tax assessment and higher utility costs also contributed to the increases in property operating expenses. The operating expense ratio (the ratio of property operating expenses to rental income) was 46.5% and 41.2% for the three months ended March 31, 2003 and 2002, respectively.

Depreciation expense for the three months ended March 31, 2003 was $12.0 million and $11.0 million for the same period in 2002. The increase in depreciation expense is due to the full effect of depreciation of the 2002 acquisitions and the depreciation associated with capital improvements made during 2003 and 2002.

General and administrative expenses totaled $0.8 million, or 2.1% of rental income for the three months ended March 31, 2003, and $0.9 million, or 2.2% for the same period in 2002. These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

Interest and investment income and expense

The Company’s interest income decreased to $5,616 in the three months ended March 31, 2003 from $14,653 for the same period in 2002.

The Company incurred interest expense of $10.9 million and $10.0 million during the three months ended March 31, 2003 and 2002, respectively. The increase is due to the full quarter impact of the fixed and variable rate mortgage notes placed or assumed on three apartment communities during 2002 and the addition of $25 million of borrowings under the Company’s unsecured line of credit. Weighted average interest rates on the Company’s debt was 6.2% for the first quarter of 2003 and 6.4% for the same period in 2002.

Income from discontinued operations

During the first quarter on 2003, the Company sold two apartment communities containing a total of 395 apartment homes for a total sales price of $15.85 million and recognized a gain of $1.4 million. As a result of the sales, the Company’s financial statements have been prepared with these two apartment communities’ results of operations and cash flows, and the gain from sale isolated and shown as “discontinued operations.” All historical statements have been restated to conform to this presentation in accordance with SFAS No. 144. The net income for the three months ended March 31, 2003 and 2002 were approximately $11,000 and $0.2 million, respectively.

Comparable property operations

Property operating income is a measure the Company used to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. The Company’s “same-community property” portfolio consists of 72 stabilized apartment communities, containing 19,249 apartment homes, that the Company has owned since January 1, 2002, representing approximately 91% of the Company’s 21,223 apartment homes. The two apartment communities sold in the first quarter of 2003, have been eliminated from the calculation. For the three months ended March 31, 2003, same-community property operating income (rental income less property operating expenses), decreased 13%, rental income decreased 4% and property operating expenses increased 10% over the same period in 2002. The decrease in rental income is primarily due to the soft overall market conditions, which resulted in increased rental concessions and lower average occupancies. The Company’s property operating expenses increased primarily due to higher utility costs, real estate tax assessments and property insurance costs. Property operating expenses primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs, and advertising and marketing. In addition, property operating expenses excludes depreciation, general and administrative, other expenses, interest income and expenses and minority interest, as these are not considered in the operating performance of the apartment communities. The following is a reconciliation of the same community property operating income to income from continuing operations as determined in accordance with generally accepted accounting principles (in thousands):

	Three Months Ended March 31,

	2003	2002

Comparable properties (same communities)
Rental and other property income	$36,079	$37,776
Property operating expenses	(15,602)	(14,185)

Property operating income	20,477	23,591

Non-comparable properties (remaining communities)
Rental and other property income	3,919	2,191
Property operating expenses	(2,224)	(1,636)

Property operating income	1,695	555

Depreciation of rental property	(12,043)	(11,033)
General and administrative	(823)	(861)
Other depreciation	(6)	(7)
Other	(99)	(97)
Interest income	6	15
Interest expense	(10,915)	(10,047)
Minority interest of unit holders in operating partnership	12	(41)

Income (loss) from continuing operations	$(1,696)	$2,075

Liquidity and Capital Resources

The Company’s primary sources of liquidity are rental income generated from the apartment communities, proceeds from unsecured lines of credit, reinvestment of distributions, and proceeds from secured debt.

The Company expects to continue to meet short-term and long-term liquidity requirements, through rental income generated from the apartment communities, equity raised from its dividend reinvestment plan, through secured or unsecured borrowings, possible refinancing, or through the disposition of certain assets that, in our evaluation, may no longer meet our investment requirements. It is expected that the above will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, possible property acquisitions, scheduled debt maturities and scheduled principal payments of mortgage debt for 2003. At March 31, 2003, the Company had $9.5 million in cash and cash equivalents.

Notes Payable

Unsecured

During the first quarter of 2003, the Company’s $75 million unsecured line of credit with a commercial bank was increased to $85 million and the maturity date was extended to May 30, 2003. The unsecured line of credit bears interest at one month LIBOR plus 160 basis points. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At March 31, 2003 and 2002, borrowings on the unsecured line of credit were $78 million and $50 million, respectively.

The Company’s $7.5 million unsecured line of credit for general corporate purposes bears interest at one month LIBOR plus 120 basis points. The maturity date was extended to May 30, 2003. There were no amounts outstanding at March 31, 2003 and 2002 under this arrangement.

The Company is in the process of negotiating an extension to its lines of credit and intends to replace these lines of credit within the year with a combination of a longer-term debt arrangement and a reduced line of credit. The Company has over 20 unencumbered apartment communities, which the Company has the opportunity to use as collateral for a secured financing arrangement. Given the value of these properties and current financing opportunities available to the Company, the Company believes it will be able to obtain longer-term secured financing.

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

Effective April 2003, the Company’s quarterly dividend rate was $.20 per common share.

The Company capitalized $3.0 million of improvements to its various apartment communities during the first quarter of 2003. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures, totaled $2.0 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems, totaled $0.6 million for the three months ended March 31, 2003. Redevelopment expenditures, including amenities that add a material new feature or revenue source at a property on our recently acquired apartment communities, totaled $0.4 million. It is anticipated that approximately $16 million in additional capital improvements will be completed during 2003 on the current portfolio. The Company is also required by various lenders to fund a replacement reserve in advance for capital improvements. The majority of the capital improvements funded from these reserves are included in the above capital improvements. Capital improvements during 2003 are currently expected to be at approximately the same level as those experienced in 2002. The Company’s capital improvement budget is reviewed on-going and adjustments will be made if deemed necessary.

Capital resources are expected to grow with the future sale of its shares through dividend reinvestment. Approximately 12% of the 2003 common stock distributions, or $1.7 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash and debt requirements in 2003.

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

There were 1,487,430 preferred and 319,715 non-preferred operating partnership units at March 31, 2003. During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-for-one basis.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the new accounting standard effective as of the first quarter of fiscal year 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2002. See the information provided in the Company’s Annual Report on Form 10-K under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875).
2.2	Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875).
3.1	Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated May 12, 1998; SEC File No. 1-12875).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated July 23, 1999; SEC File No. 1-12875).
3.3	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC File No. 1-12875).
4.1	Form of Articles of Amendment designating Series B Convertible Preferred Shares. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875).
99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

(b)

The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2003, the items reported and the financial statements included in such filings.

Type and Date of Reports	Items Reported	Financials Statements Filed

Form 8-K dated
February 19, 2003 and	5,7(c)	None
filed February 26, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc. (Registrant)
DATE: 5-13-03	BY:	/s/ STANLEY J. OLANDER, JR.

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

Date: May 13, 2003	/s/ GLADE M. KNIGHT

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

Date: May 13, 2003
/s/ STANLEY J. OLANDER, JR.

Stanley J. Olander, Jr. Executive Vice President Chief Financial Officer Cornerstone Realty Income Trust, Inc.