Form 10-Q
period 2003-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2003-08-14
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1589139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

306 EAST MAIN STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 643-1761

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal

year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

At August 1, 2003, there were 54,746,136 outstanding shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.

FORM 10-Q

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share data)
	June 30,	December 31,
	2003	2002
ASSETS
Investment in rental property:
Land	$165,195	$150,768
Buildings and property improvements	1,097,841	960,735
Furniture and fixtures	35,231	34,139
Assets available for sale, net	—	13,185

	1,298,267	1,158,827
Less accumulated depreciation	(198,018)	(172,978)

	1,100,249	985,849

Cash and cash equivalents	3,377	1,380
Prepaid expenses	3,424	4,636
Deferred financing costs, net	5,010	4,519
Real estate joint ventures	1,478	—
Other assets	29,898	18,463

Total Assets	$1,143,436	$1,014,847

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities
Notes payable-unsecured	$10,000	$77,913
Notes payable-secured	782,656	604,446
Distributions payable	76	76
Accounts payable and accrued expenses	15,687	12,953
Rents received in advance	416	606
Tenant security deposits	1,648	1,574

Total Liabilities	810,483	697,568

Minority interest of unit holders in operating partnership	19,783	30,205
Shareholders' equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 shares	2,680	2,680
Preferred stock, no par value, authorized 607 shares; Series B Convertible; issued and outstanding 605 shares	3,922	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 54,602 shares and 48,361 shares, respectively	535,503	487,303
Deferred compensation	(563)	(638)
Distributions greater than net income	(228,372)	(202,271)

Total Shareholders' Equity	313,170	287,074

Total Liabilities and Shareholders' Equity	$1,143,436	$1,014,847

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUE:
Rental income	$39,644	$38,699	$78,011	$77,097
Other income	2,374	2,044	4,005	3,613

Total revenues	42,018	40,743	82,016	80,710

EXPENSES:
Property and maintenance	12,421	10,921	23,755	21,020
Taxes and insurance	5,694	4,694	11,208	9,475
Property management	1,008	884	1,986	1,825
General and administrative	871	944	1,694	1,805
Other depreciation	5	5	11	12
Depreciation of rental property	12,883	11,215	24,926	22,248
Other	52	56	151	153

Total expenses	32,934	28,719	63,731	56,538

Income before interest income (expense)	9,084	12,024	18,285	24,172
Interest income	56	7	62	22
Interest expense	(11,417)	(10,337)	(22,332)	(20,384)

(Loss) income from continuing operations before minority interest of unit holders in operating partnership	(2,277)	1,694	(3,985)	3,810
Minority interest of unit holders in operating partnership	74	(78)	86	(119)

(Loss) income from continuing operations	(2,203)	1,616	(3,899)	3,691
Discontinued operations:
Income from discontinued operations	(18)	156	(7)	365
Gain on sales of investments	(9)	—	1,391	—

Net (loss) income	$(2,230)	$1,772	$(2,515)	$4,056
Distributions to preferred shareholders	(75)	(76)	(151)	(152)

Net (loss) income available to common shareholders	$(2,305)	$1,696	$(2,666)	$3,904

Net (loss) income per share-basic and diluted	$(0.04)	$0.04	$(0.05)	$0.08

Net (loss) income per share from continuing operations-basic and diluted	$(0.04)	$0.03	$(0.08)	$0.07

Net (loss) income per share from discontinued operations-basic and diluted	$(0.00)	$0.01	$0.03	$0.01

Distributions per common share	$0.20	$0.28	$0.48	$0.56

Weighted average number of common shares outstanding-basic and diluted	51,439	47,994	50,136	47,910

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Total Shareholders' Equity
Balance at December 31, 2002	48,361	$487,303	127	$2,680	($638)	($202,271)	$287,074
Net income	—	—	—	—	—	(2,515)	(2,515)
Cash distributions declared to common shareholders ($.48 per share)	—	—	—	—	—	(23,435)	(23,435)
Cash distributions for Series A Convertible Preferred Stock	—	—	—	—		(151)	(151)
Purchase of common shares	(26)	(190)	—	—	—	—	(190)
Issuance of common shares in connection with the acquisition of Merry Land Properties, Inc.	4,993	36,147	—	—	—	—	36,147
Issuance of Series B Convertible Preferred Shares	—	—	605	3,922	—	—	3,922
Conversion of minority interest of unit holders in operating partnership	887	9,374	—	—	—	—	9,374
Restricted stock grants	4	35	—	—	(35)	—	—
Amortization of deferred compensation	—	—	—	—	110	—	110
Shares issued through dividend reinvestment plan	383	2,834	—	—	—	—	2,834

Balance at June 30, 2003	54,602	$535,503	732	$6,602	($563)	($228,372)	$313,170

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(In thousands)
	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flow from operating activities:
Net (loss) income	$(2,515)	$4,056
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of investments	(1,391)	—
Depreciation	25,088	22,710
Minority interest of unit holders in operating partnership	(86)	119
Amortization of deferred compensation	110	144
Amortization of deferred financing costs	676	414
Amortization of mortgage notes payable premium	(432)	(178)
Changes in operating assets and liabilities:
Operating assets	(1,961)	1,608
Operating liabilities	(148)	(1,870)

Net cash provided by operating activities	19,341	27,003

Cash flow from investing activities:
Acquisition of rental property, net	(2,113)	—
Development of real estate assets	(26)	(1,225)
Major renovations	(358)	(421)
Capital improvements	(6,498)	(8,076)
Net funding of real estate reserve for replacement	(551)	71
Net proceeds from the sale of rental property	15,007	—

Net cash provided by (used in) investing activities	5,461	(9,651)

Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings	(67,913)	(5,000)
Proceeds from secured notes payable	93,587	12,600
Repayments of secured notes payable	(25,408)	(1,473)
Payment of deferred financing costs	(1,167)	(223)
Shares issued through dividend reinvestment plan and exercise of stock options	2,834	3,628
Purchase of common stock	(190)	(86)
Cash distributions to operating partnership unit holders	(962)	(740)
Cash distributions paid to preferred shareholders	(151)	(152)
Cash distributions paid to common shareholders	(23,435)	(26,560)

Net cash used in financing activities	(22,805)	(18,006)
Increase in cash and cash equivalents	1,997	(654)
Cash and cash equivalents, beginning of year	1,380	8,656

Cash and cash equivalents, end of period	$3,377	$8,002

Supplemental information:
Non-cash transactions:
Real estate assets acquired	—	10,301
Assumption of mortgage notes	—	5,500
Issuance of operating partnership units	—	4,801
Conversion of operating partnership unit to common stock	9,374	—
Merry Land acquisition:
Real estate assets acquired	146,658	—
Issuance of common stock	36,285	—
Issuance of preferred stock	3,930	—
Cash paid for acquisition costs	2,113	—
Assumption of mortgage notes	110,464	—
Operating assets acquired	9,001	—
Operating liabilities assumed	2,834	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2002 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

Stock Option Compensation

The Company granted 59,550 and 57,612 options to purchase shares during the three and six months ended June 30, 2003 and 2002, respectively. The Company’s options to purchase shares are vested immediately upon grant, therefore the compensation expense would occur in the period granted. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(2,230)	$1,772	$(2,515)	$4,056
Add: Stock-based employee compensation expense included in reported net income	46	51	110	144
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(47)	(51)	(112)	(144)

Pro forma net (loss) income as if the fair value method had been applied to all option grants	$(2,231)	$1,772	$(2,517)	$4,056

Earnings per share
Basic-as reported	$(0.04)	$0.04	$(0.05)	$0.08
Basic-pro forma	$(0.04)	$0.04	$(0.05)	$0.08
Diluted-as reported	$(0.04)	$0.04	$(0.05)	$0.08
Diluted-pro forma	$(0.04)	$0.04	$(0.05)	$0.08

(2)	Investment in Rental Property

Acquisition of Merry Land Properties, Inc.

On May 28, 2003, the Company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the Company plans to develop into additional apartment homes and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the Company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The Company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment and debt assumed. The Company’s allocation of the purchase price is preliminary and is subject to change. Currently the purchase price is approximately $157 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the Company’s common shares and 0.220 of the Company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the Company’s Series B convertible preferred shares were issued as a result of the merger. In addition, the Company assumed approximately $90.6 million of Merry Land’s debt. No goodwill was recorded as a result of this transaction.

Disposition of Investments

During the first quarter of 2003, the Company closed on the sale of two apartment communities containing a total of 395 apartment homes for a total of $15.85 million and recognized a gain of $1.4 million. As a result of the sales, the Company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.” All historical statements presented have been restated to conform to this presentation in accordance with SFAS No. 144.

The components of income from operations related to discontinued operations for the three and six months ended June 30, 2003 and 2002 are shown below. These include the results of operations through the date of sale for the three and six months ended June 30, 2003 and a full period of operations for the three and six months ended June 30, 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental and other property income	$1	$724	$371	$1,459

Expenses:
Property and maintenance	19	238	161	450
Taxes and insurance	—	89	55	182
Depreciation of rental property	—	241	162	462

Total expenses	19	568	378	1,094
Net (loss) income	(18)	156	(7)	365
Gain on sales of investments	(9)	—	1,391	—

Income (loss) from discontinued operations	$(27)	$156	$1,384	$365

The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at June 30, 2003.

Development

In connection with the Merry Land merger, the Company acquired two parcels of undeveloped land in the amount of $3.5 million. The land relating to construction in process is classified as land on the Company’s balance sheet. Capitalized interest and real estate taxes aggregated approximately $35,040 and $53,631 for the six months ended June 30, 2003 and 2002, respectively. Land associated with construction in process was $4.9 million and $1.3 million as of June 30, 2003 and 2002, respectively.

(2)	Real Estate Joint Ventures

In connection with the Merry Land merger, the Company acquired interest in two joint ventures. The Company acquired a 35% interest in an apartment community under development. The Company acquired a 10% interest in a completed apartment community. The Company has accounted for its investment under the equity method of accounting.

(3)	Notes Payable

Secured

In connection with the Merry Land merger, the Company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.9% per annum and an effective weighted average interest rate of 3.8%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through December 2001 and one mortgage notes matures November 2041.

On July 17, 2003, the Company completed a plan of refinancing in which the Company’s unsecured line of credit was replaced with a combination of a new secured line of credit from a commercial bank and two additional secured financing transactions. The following summarizes the new financings:

On May 30, 2003, the Company entered into a $50 million secured line of credit. The secured credit facility is divided into two loans, a $40 million revolving credit facility and a $10 million “swing line” secured revolving credit facility. The secured line of credit bears interest at LIBOR plus 157.5 basis points and the maturity date is May 30, 2005. The secured line of credit requires quarterly payments of interest only and is secured by seven apartment communities. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At June 30, 2003, the outstanding balance was $39.3 million on the revolving credit facility and $4.3 million was outstanding on the “swing line.”

On June 27, 2003, the Company entered into a $50 million secured financing. The note bears interest at LIBOR plus 125 basis points. The maturity date is July 9, 2005 with three one-year extension options. The note requires payments of interest only and is secured by five apartment communities. The note is prepayable after one year without penalty. At June 30, 2003, the outstanding balance was $50 million.

On July 17, 2003, the Company entered into $38.5 million in secured financing which is represented by four promissory notes. The notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points, and the maturity date is August 1, 2008. These notes require payments of interest only and are secured by four apartment communities. The notes are prepayable after one year with 1% penalty.

Proceeds from these financings repaid the outstanding balance of the Company’s $85 million unsecured line of credit, described below, and repaid outstanding secured loans totaling approximately $23.4 million. The remainder of the proceeds from these financings will be used for excess borrowing capacity, working capital needs and other corporate purposes.

The aggregate maturities of principal, including monthly installments of principal and the non-cash fair value market adjustment of $20.1 million, for secured debt for the five years subsequent to June 30, 2003 are as follows (in thousands):

Year	Amount
2003	$17,608
2004	34,780
2005	149,233
2006	99,538
2007	17,506
Thereafter	463,991

$782,656

Unsecured

Upon completion of the financings described above, the Company’s $85 million unsecured line of credit was repaid on July 17, 2003. At June 30, 2003 and 2002, borrowings on the unsecured line of credit were $10 million and $50 million, respectively.

During May 2003, the Company’s $7.5 million unsecured line of credit for general corporate purposes was replaced with a $10 million “swing line” secured revolving line of credit, described above. There were no amounts outstanding under the unsecured line of credit arrangement as of June 30, 2003 and 2002.

(4)	Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately a 78% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During the second quarter of 2003, 319,715 non-preferred operating partnership units were converted to preferred operating units. As of June 30, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option. During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis.

(5)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net (loss) income available to common shareholders	$(2,305)	$1,696	$(2,666)	$3,904
Numerator for basic and diluted earnings per share — (loss) income available to common stockholders after assumed conversion	$(2,305)	$1,696	$(2,666)	$3,904
Denominator:
Denominator for basic earnings per share-weighted-average shares	51,439	47,994	50,136	47,910
Effect of dilutive securities:
Stock options	—	58	—	56

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	51,439	48,052	50,136	47,966
Basic and diluted earnings per common share	$(0.04)	$0.04	$(0.05)	$0.08

The conversion of the operating partnership units are not included in earnings per common share calculations since their effect is not dilutive. The weighted average of the operating partnership units was 1,705,258 and 1,972,353 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the weighted average of the operating partnership units was 1,893,205 and 1,630,477 respectively.

In addition, the Series B Convertible preferred shares issued in connection with the Merry Land merger are non-dividend paying and at June 30, 2003 conditions for conversion have not been met. Therefore, these shares are not included in the dilutive earnings per common share calculation. The Series B Convertible preferred shares are entitled to vote with the common shares, but are not entitled to receive dividends until converted into common shares, which will occur no later than October 2003.

(6)	Recent Accounting Pronouncements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Cornerstone Realty Income Trust, Inc. December 31, 2002 Annual Report on Form 10-K as well as the financial statements and notes included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed rate for variable rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, adverse changes in the real estate markets and general and local economies and business conditions, and adverse changes with respect to the availability and terms of debt financing, a reduction of the portion of dividends that are reinvested through the Company’s dividend reinvestment plan and achieving any benefits of the Merry Land Properties, Inc. (“Merry Land”) merger. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States. As of June 30, 2003, the Company owned 89 apartment communities, which comprised a total of 23,189 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. On May 28, 2003, the Company completed the acquisition of Merry Land, which owned nine apartment communities containing 1,966 apartment homes located in South Carolina and Georgia, interests in two joint ventures, two parcels of undeveloped land that the Company plans to develop into additional apartment homes and a third party property management business. This purchase price is preliminary and subject to change. Currently the purchase price is approximately $157 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt. The Company, as the general partner, has approximately a 78% interest in the Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

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

Results of Operations

Income and occupancy

Substantially all of the Company’s income is from the rental operation of apartment communities. The Company’s property operations for the three and six months ended June 30, 2003 include the results of operations of 89 apartment communities acquired to date, including apartment communities acquired through the Merry Land merger on May 28, 2003. The operations of the two apartment communities sold during the first quarter of 2003 are reflected in “discontinued operations”.

Total revenue for the three months ended June 30, 2003 and 2002 was $42.0 million and $40.7 million, respectively. For the six months ended June 30, 2003 and 2002 total revenue was $82.0 million and $80.7 million, respectively. Other revenue included reimbursement for water submetering and ancillary income. For the three and six months ended June 30, 2003, other revenue also included approximately $366,000 which represents the excess recoveries from casualty insurance over the cost of the damage. At the end of the second quarter of 2003, the Company owned 2,752 more apartment homes than it owned for the same period in 2002. The increases are primarily due to the effect of the rental income generated from the apartment communities acquired through the Merry Land merger and the full effect in 2003 of the 2002 acquisitions, however, the increase was offset by the increase in rental concessions and the decrease in economic occupancy, discussed below, which resulted from the continuing soft market conditions in the major markets in which the Company operates. The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the Company’s apartment communities averaged 87% and 90% for the three months ended June 30, 2003 and 2002, respectively. For the first six months of 2003 and 2002, economic occupancy was 87% and 89%, respectively. The decrease in 2003 is attributable to softening in overall market conditions in the major markets in which the Company operates. Average physical occupancy in the second quarter of 2003 was 91% compared with 92% a year ago. For the first six months of 2003 average physical occupancy was 91% compared to 92% a year ago.

Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. Property operating expenses for the three months ended June 30, 2003 were $19.1 million and $16.5 million for the same period in 2002. For the six months ended June 30, 2003 and 2002, property operating expenses were $36.9 million and $32.3 million, respectively. The increase is primarily due to the Merry Land merger and the full effect in 2003 of the apartment communities acquired in 2002. Increases in property insurance costs, real estate tax assessment and higher utility costs also contributed to the increases in property operating expenses. The operating expense ratio (the ratio of property operating expenses to rental income) was 48.2% and 42.6% for the three months ended June 30, 2003 and 2002, respectively. For the first six months of 2003 and 2002, operating expense ratio was 47.4% and 41.9%, respectively.

Depreciation expense for the three months ended June 30, 2003 was $12.9 million and $11.2 million for the same period in 2002. For the six months ended June 30, 2003 and 2002, depreciation expense was $24.9 million and $22.2 million, respectively. The increase in depreciation expense is due to the Merry Land merger and the full effect of depreciation of the 2002 acquisitions and the depreciation associated with capital improvements made during 2003 and 2002.

General and administrative expenses totaled $0.9 million, or 2.2% of rental income for the three months ended June 30, 2003, and $0.9 million, or 2.4% for the same period in 2002. For the first six months of 2003 and 2002, these expenses were $1.7 million and $1.8 million, respectively. These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

Interest and investment income and expense

The Company’s interest income increased $48,777 in the three months ended June 30, 2003 from $7,651 for the same period in 2002. Interest income increased $39,741 for the six months ended June 30, 2003 over 2002. The increase is due to the interest income earned on the $5.3 million of notes receivables assumed in connection with the Merry Land merger.

The Company incurred interest expense of $11.4 million and $10.3 million during the three months ended June 30, 2003 and 2002, respectively. Interest expense for the first six months of 2003 was $22.3 million and $20.4 million for the same period of 2002. The increase is due to secured debt assumed with the Merry Land merger and the full quarter impact of the fixed and variable rate mortgage notes placed or assumed on three apartment communities during 2002. Weighted average interest rates on the Company’s debt was 6.1% for the second quarter of 2003 and 6.5% for the same period in 2002. For the six months ended June 30, 2003, weighted average interest rates were 6.2% and 6.5%, respectively.

Income from discontinued operations

During the first quarter of 2003, the Company sold two apartment communities containing a total of 395 apartment homes for a total sales price of $15.85 million and recognized a gain of $1.4 million. As a result of the sales, the Company’s financial statements presented have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.” All historical statements have been restated to conform to this presentation in accordance with SFAS No. 144.

Comparable property operations

Property operating income is a measure the Company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with accounting principles generally accepted in the United States. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. The Company’s “same-community property” portfolio consists of 74 stabilized apartment communities, containing 20,101 apartment homes that the Company has owned since January 1, 2002, representing approximately 87% of the Company’s 23,189 apartment homes. The two apartment communities sold in the first quarter of 2003 have been eliminated from the calculation. For the three months ended June 30, 2003, same-community property operating income (total revenues less property operating expenses), decreased 11%, total revenues decreased 4% and property operating expenses increased 8% over the same period in 2002. For six months ended June 30, 2003, same-community property operating income decreased 10% from the same period of 2002. Total revenues in the first six months of 2003 decreased 3% while property operating expenses increased 9% compared with the first six months of 2002. The decrease in rental income is primarily due to the soft overall market conditions, which resulted in increased rental concessions and lower average occupancies. The Company’s property operating expenses increased primarily due to higher utility costs, real estate tax assessments and property insurance costs. In order to make a meaningful comparison of property operating income for these apartment communities, the write-offs of tenant receivables were excluded. If this adjustment had been considered for the three months ended June 30, 2003 over 2002, property operating income would have decreased 14%; total revenues would have decreased 6%; and property operating expenses would have remained the same. If this adjustment had been considered for the six months ended June 30, 2003 over 2002 property operating income would have decreased 13%; total revenues would have decreased 5%; and property operating expenses would have remained the same.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Comparable properties (same communities)
Rental and other income	$39,463	$41,129	$79,048	$81,607
Property operating expenses	(16,606)	(15,313)	(32,698)	(29,887)

Property operating income	22,857	25,816	46,350	51,720

Non-comparable properties (remaining communities)
Rental and other income	4,400	934	6,778	1,922
Property operating expenses	(2,517)	(1,186)	(4,251)	(2,433)

Property operating income	1,883	(252)	2,527	(511)
Depreciation of rental property	(12,883)	(11,215)	(24,926)	(22,248)
Unallocated expenses	(1,845)	(1,320)	(3,810)	(2,819)
General and administrative	(871)	(944)	(1,694)	(1,805)
Other depreciation	(5)	(5)	(11)	(12)
Other	(52)	(56)	(151)	(153)
Interest income	56	7	62	22
Interest expense	(11,417)	(10,337)	(22,332)	(20,384)
Minority interest of unit holders in operating partnership	74	(78)	86	(119)

Income (loss) from continuing operations	$(2,203)	$1,616	$(3,899)	$3,691

Liquidity and Capital Resources

The Company’s primary sources of liquidity are rental income generated from the apartment communities, proceeds from secured credit facility, reinvestment of distributions, and proceeds from secured debt.

The Company expects to continue to meet short-term and long-term liquidity requirements, through rental income generated from the apartment communities, equity raised from its dividend reinvestment plan, through secured or unsecured borrowings, possible refinancing, or through the disposition of certain assets that, in our evaluation, may no longer meet our investment requirements. It is expected that the above will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, possible property acquisitions, scheduled debt maturities and scheduled principal payments of mortgage debt for 2003. At June 30, 2003, the Company had $3.4 million in cash and cash equivalents.

Acquisition of Merry Land Properties, Inc.

On May 28, 2003, the Company completed the acquisition of Merry Land which owned nine apartment communities containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the Company plans to develop into additional apartment homes and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the Company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The Company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment and debt assumed. The Company’s allocation of the purchase price is preliminary and is subject to change. Currently the purchase price is approximately $157 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the Company’s common shares and 0.220 of the Company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the Company’s Series B convertible preferred shares were issued as a result of the merger. In addition, the Company assumed approximately $90.6 million of Merry Land’s debt. No goodwill was recorded as a result of this transaction.

Notes Payable

Secured

In connection with the Merry Land merger, the Company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.9% per annum and an effective weighted average interest rate of 3.8%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through December 2011 and one mortgage note matures November 2041.

On July 17, 2003, the Company completed a plan of refinancing in which the Company’s unsecured line of credit was replaced with a combination of a new secured line of credit from a commercial bank and two additional secured financing transactions. The following summarizes the new financings:

On May 30, 2003, the Company entered into a $50 million secured line of credit. The secured credit facility is divided into two loans, a revolving credit facility and a $10 million “swing line”. The secured line of credit bears interest at LIBOR plus 157.5 basis points and the maturity date is May 30, 2005. The secured line of credit requires payments of interest only and is secured by seven apartment communities. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At June 30, 2003, the outstanding balance was $39.3 million on the revolving credit facility and $4.3 million was outstanding on the “swing line.”

On June 27, 2003, the Company entered into a $50 million secured financing. The note bears interest at LIBOR plus 125 basis points with a maturity date of July 9, 2005 with three one-year extension options. The note requires payments of interest only and is secured by five apartment communities. The note is prepayable after one year without penalty. At June 30, 2003, the outstanding balance was $50 million.

On July 17, 2003, the Company entered into $38.5 million in secured financings, which is represented by four promissory notes. The notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points, and the maturity date is August 1, 2008. These notes require payments of interest only and are secured by four apartment communities. The notes are prepayable after one year with 1% penalty.

Proceeds from these financings repaid the outstanding balance of the Company’s $85 million unsecured line of credit, described below, and repaid outstanding secured loans totaling approximately $23.4 million. The remainder of the proceeds from these financings will be used for excess borrowing capacity, working capital needs and other corporate purposes.

Unsecured

Upon completion of the financings described above, the Company’s $85 million unsecured line of credit was repaid on July 17, 2003. At June 30, 2003 and 2002, borrowings on the unsecured line of credit were $10 million and $50 million, respectively.

During May 2003, the Company’s $7.5 million unsecured line of credit for general corporate purposes was replaced with a $10 million “swing line” secured revolving line of credit, described above. There were no amounts outstanding under the unsecured line of credit arrangement as of June 30, 2003 and 2002.

Capital Requirements

The Company has an ongoing capital expenditure plan to fund its renovation program for its apartment communities. Capital expenditures include capital replacements, initial capital expenditures, and redevelopment enhancements. The Company anticipates that it will continue to operate as it did in 2002 and fund these cash needs from a variety of sources including rental income generated from the apartment communities, equity raised from its dividend reinvestment plan and debt provided by its secured credit facility.

Effective April 2003, the Company’s quarterly dividend rate policy was $.20 per common share.

The Company capitalized $6.9 million of improvements to its various apartment communities during the first six months of 2003. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures, totaled $4.4 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems, totaled $1.8 million for the six months ended June 30, 2003. Redevelopment expenditures, including amenities that add a material new feature or revenue source at a property on our recently acquired apartment communities, totaled $0.7 million. It is anticipated that approximately $12 million in additional capital improvements will be completed during 2003 on the current portfolio. The Company is also required by various lenders to fund replacement reserves in advance for capital improvements. The majority of the capital improvements funded from these reserves are included in the above capital improvements. Capital improvements during 2003 are currently expected to be at approximately the same level as those experienced in 2002. The Company’s capital improvement budget is reviewed on-going and adjustments will be made if deemed necessary.

Capital resources are expected to grow with the future sale of its shares through dividend reinvestment. Approximately 12% of the 2003 common stock distributions, or $2.8 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash and debt requirements in 2003.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately a 78% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. The non-preferred operating partnership units convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During the second quarter of 2003, 319,715 non-preferred operating partnership units were converted to preferred operating units. As of June 30, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option. During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In connection with the Merry Land Properties, Inc. merger, the Company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. The mortgages were recorded at a fair value of $110.5 million at the date of assumption. The mortgage notes bear a weighted effective interest rate of 3.8%, including the effect of the fair value adjustment.

Also, during the second quarter of 2003, the Company entered into a new $50 million secured line of credit and two additional secured financing transactions totaling $88.5 million with variable interest rates. Maturity dates vary through August 2008. The financings require payments of interest only and are secured by 16 apartment communities.

There have been no other material changes since December 31, 2002. See the information provided in the Company’s Annual Report on Form 10-K under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The evaluation conducted by, the Company’s President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls

There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 2.    Changes in Securities and Use of Proceeds

In May 2003, the Company amended its articles of incorporation to designate 607,000 Series B convertible preferred shares, no par value. The Series B convertible preferred shares were authorized for issuance in connection with the acquisition of Merry Land Properties, Inc., which occurred on May 28, 2003. Approximately 606,500 Series B convertible preferred shares are expected to be issued and outstanding after surrender of certificates formerly representing Merry Land common shares. Each outstanding Series B convertible preferred share will automatically convert into one common share (subject to adjustment in certain circumstances) after the occurrence of specified events relating to the lease-up and stabilization of an apartment complex acquired in the Merry Land acquisition. This conversion will occur no later than October 1, 2003.

Designation, Number and Rank.    The Series B convertible preferred shares, with respect to rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, rank (i) senior to all classes or series of common shares and to all equity securities issued by the Company, the terms of which provide that such equity securities rank junior to the Series B convertible preferred shares; (ii) on a parity with all equity securities issued by the Company, the terms of which provide that such equity securities rank on a parity with the Series B convertible preferred shares; and (iii) junior to the Series A convertible preferred shares and to all other equity securities issued by the Company. The Company retains the power and authority to issue preferred shares which rank senior to or on parity with the Series B convertible preferred shares as to distributions or as to rights in liquidation.

Dividends.    The holders of Series B convertible preferred shares are not entitled to receive dividends.

Voting Rights.    The holders of outstanding Series B convertible preferred shares are entitled: (i) except to the extent otherwise prohibited by law, to vote together with the common shares on any matter, with each Series B convertible preferred share having a number of votes equal to the number of common shares into which such Series B convertible preferred share would be convertible immediately after the close of business on the record date fixed for the meeting called to consider such matter; and (ii) to receive notice of, or otherwise participate in, any of shareholder meetings at which holders of common shares are entitled to vote.

The affirmative vote of a majority of the outstanding Series B convertible preferred shares, voting as a separate group, is required whenever such a vote is required under the Virginia Stock Corporation Act, or for the adoption of any amendment, alteration or repeal of any provision of the Series B convertible preferred shares or of any provision of the articles of incorporation that adversely changes any preferences, limitations, privileges, voting power or relative rights of the Series B convertible preferred shares or the holders thereof. However, the authorization of, or the increase in the authorized number of shares of, any class of shares ranking senior to or on a parity with the Series B convertible preferred shares is not an adverse change.

Whenever the holders of Series B convertible preferred shares are entitled to vote as a separate voting group on a matter, the affirmative vote of a majority of all the votes entitled to be cast by the voting group will be required to approve that matter, with each share having one vote.

Liquidation.    Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of outstanding Series B convertible preferred shares will generally be entitled to be paid $0.01 per share in cash, after holders of Series A preferred shares have received their liquidation preference, but before any liquidation payment will be made to the holders of common shares or any of the Company’s other equity securities ranking junior the Series B convertible preferred shares.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 22, 2003, the Company held an Annual Meeting of Shareholders for the purpose of submitting one matter to a vote of the common shareholders. The matter, which is described more fully below, related to the election of three directors to the Company’s Board of Directors.

Election of Directors.

The three nominees to the Company’s Board of Directors were Stanley J. Olander, Jr., Martin Zuckerbrod, and Kent W. Colton. Each nominee was a current director of the Company. Messrs. Olander, Zuckerbrod and Colton were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and all nominees were elected. The voting results are summarized at the end of this item.

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Penelope W. Kyle, Harry S. Taubenfeld, Glenn W. Bunting, Jr. and Leslie A. Grandis.

Results of Voting.

The total number of votes represented at the Annual Meeting of Shareholders was 47,270,955.

Election of Directors:

1. Stanley J. Olander, Jr.	Votes For: 41,598,820 Votes Withheld: 2,147,098

Kent W. Colton	Votes For: 43,114,293 Votes Withheld: 631,625

Martin Zuckerbrod	Votes For: 41,597,989 Votes Withheld: 2,147,929

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.	Description

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)	The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2003, the items reported and the financial statements included in such filings.

Type and Date of Reports	Items Reported	Financials Statements Filed

Form 8-K dated May 1, 2003 and filed May 2, 2003	5,7(c), 12	None

Form 8-K dated May 28, 2003 and filed June 11, 2003	2,7(c)	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc. (Registrant)

DATE: 8-14-03	BY:	/s/ Stanley J. Olander, Jr.
Stanley J. Olander, Jr. Executive Vice President and Chief Financial Officer