Form 10-Q/A
period 2003-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2003-08-27
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is filed for the purpose of including additional disclosure on Part II, Item 6 required to be filed pursuant to Item 601 of Regulation S-K in our Quarterly Report on Form 10-Q filed on August 14, 2003.

At August 1, 2003, there were 54,746,136 outstanding shares of common stock, no par value, of the registrant.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

	Exhibit No.	Description

	2.1	Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

	2.2	Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

``	3.1	Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement filed on Form 8-A/A dated August 18, 2003; SEC File No. 1-12875.)

	3.2	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC File No. 1-12875.)

	31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

	31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)	The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2003, the items reported and the financial statements included in such filings.

Type and Date of Reports	Items Reported	Financials Statements Filed

Form 8-K dated May 1, 2003 and filed May 2, 2003	5,7(c), 12	None

Form 8-K dated May 28, 2003 and filed June 11, 2003	2,7(c)	None

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc. (Registrant)

DATE: 8-27-03	BY:	/s/ Stanley J. Olander, Jr.
Stanley J. Olander, Jr. Executive Vice President and Chief Financial Officer

3