Form 10-Q
period 2003-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2003-11-13
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 1, 2003, there were 57,517,216 outstanding shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations—Three months ended September 30, 2003 and September 30, 2002 Nine months ended September 30, 2003 and September 30, 2002	4

	Consolidated Statement of Shareholders’ Equity—Nine months ended September 30, 2003	5

	Consolidated Statements of Cash Flows—Nine months ended September 30, 2003 and September 30, 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable).

Item 2.	Changes in Securities and Use of Proceeds ( not applicable).

Item 3.	Defaults Upon Senior Securities (not applicable).

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable).

Item 5.	Other Information (not applicable).

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2003	December 31, 2002
	(In thousands, except per share dollar)
ASSETS
Investment in rental property:
Land	$165,547	$150,768
Buildings and property improvements	1,102,272	960,735
Furniture and fixtures	37,199	34,139
Assets available for sale, net	—	13,185

	1,305,018	1,158,827
Less accumulated depreciation	(210,948)	(172,978)

	1,094,070	985,849
Cash and cash equivalents	1,891	1,380
Prepaid expenses	2,482	4,636
Deferred financing costs, net	6,026	4,519
Investment in joint ventures	1,506	—
Other assets	32,489	18,463

Total Assets	$1,138,464	$1,014,847

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-unsecured	$—	$77,913
Notes payable-secured	796,093	604,446
Distributions payable	76	76
Accounts payable and accrued expenses	19,495	12,953
Rents received in advance	463	606
Tenant security deposits	1,782	1,574

Total Liabilities	817,909	697,568
Minority interest of unit holders in operating partnership	19,337	30,205

Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 shares	2,680	2,680
Preferred stock, no par value, authorized 607 shares; Series B Convertible; issued and outstanding 605 shares	3,922	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 54,772 shares and 48,361 shares, respectively	536,833	487,303
Deferred compensation	(517)	(638)
Distributions greater than net income	(241,700)	(202,271)

Total Shareholders’ Equity	301,218	287,074

Total Liabilities and Shareholders' Equity	$1,138,464	$1,014,847

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(In thousands, except per share data)
REVENUE:
Rental income	$42,686	$38,097	$120,697	$115,194
Other property income	2,286	1,658	6,292	5,271

Total revenues	44,972	39,755	126,989	120,465
EXPENSES:
Property and maintenance	13,774	12,729	37,529	33,749
Taxes and insurance	6,049	5,463	17,258	14,938
Property management	1,132	944	3,117	2,769
General and administrative	1,036	918	2,729	2,723
Other depreciation	6	6	17	18
Depreciation of rental property	13,460	11,378	38,387	33,626
Other	58	52	209	205

Total expenses	35,515	31,490	99,246	88,028

Income before interest income (expense)	9,457	8,265	27,743	32,437
Interest income	108	5	170	27
Interest expense	(11,932)	(10,660)	(34,264)	(31,044)

(Loss) income from continuing operations before minority interest of unit holders in operating partnership	(2,367)	(2,390)	(6,351)	1,420
Minority interest of unit holders in operating partnership	84	84	170	(35)

(Loss) income from continuing operations	(2,283)	(2,306)	(6,181)	1,385
Discontinued operations:
(Loss) income from discontinued operations	(3)	122	(10)	487
Gain on sales of investments	—	—	1,391	—

Net (loss) income	$(2,286)	$(2,184)	$(4,800)	$1,872
Distributions to preferred shareholders	(76)	(76)	(227)	(228)

Net (loss) income available to common shareholders	$(2,362)	$(2,260)	$(5,027)	$1,644

Net (loss) income per common share from continuing operations-basic and diluted	$(0.04)	$(0.05)	$(0.12)	$0.02

Net (loss) income per common share from discontinued operations-basic and diluted	$0.00	$0.00	$0.03	$0.01

Net (loss) income per common share	$(0.04)	$(0.05)	$(0.09)	$0.03

Distributions per common share	$0.20	$0.28	$0.68	$0.84

Weighted average number of common shares outstanding-basic and diluted	54,729	48,135	51,684	47,986

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Total Shareholders’ Equity
	(In thousands, excepy per share data)
Balance at December 31, 2002	48,361	$487,303	127	$2,680	$(638)	$(202,271)	$287,074
Net loss	—	—	—	—	—	(4,800)	(4,800)
Cash distributions declared to common shareholders ($.68 per share)	—	—	—	—	—	(34,402)	(34,402)
Cash distributions for Series A Convertible Preferred Stock	—	—	—	—		(227)	(227)
Purchase of common shares	(26)	(190)	—	—	—	—	(190)
Issuance of common shares in connection with the acquisition of Merry Land Properties, Inc.	4,993	36,147	—	—	—	—	36,147
Issuance of Series B Convertible Preferred Shares	—	—	605	3,922	—	—	3,922
Conversion of minority interest of unit holders in operating partnership	887	9,374	—	—	—	—	9,374
Restricted stock grants	11	89	—	—	(89)	—	—
Amortization of deferred compensation	—	—	—	—	210	—	210
Shares issued through dividend reinvestment plan	546	4,110	—	—	—	—	4,110

Balance at September 30, 2003	54,772	$536,833	732	$6,602	$(517)	$(241,700)	$301,218

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(In thousands)
Cash flow from operating activities:
Net (loss) income	$(4,800)	$1,872
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of investments	(1,391)	—
Depreciation	38,549	34,335
Minority interest of unit holders in operating partnership	(170)	35
Amortization of deferred compensation	210	192
Amortization of deferred financing costs	1,081	624
Amortization of mortgage notes payable premium	(1,179)	(268)
Changes in operating assets and liabilities (net of amounts acquired):
Operating assets	(2,837)	1,876
Operating liabilities	3,446	1,610

Net cash provided by operating activities	32,909	40,276
Cash flow from investing activities:
Acquisition of rental property, net	(3,474)	—
Development of real estate assets	(347)	(1,351)
Major renovations	(1,785)	(3,708)
Capital improvements	(10,054)	(9,891)
Net funding of real estate reserve for replacement	(1,584)	144
Net proceeds from the sale of rental property	15,018	—

Net cash used in investing activities	(2,226)	(14,806)
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings	(77,913)	(5,000)
Proceeds from secured notes payable	144,086	12,600
Repayments of secured notes payable	(61,724)	(2,400)
Payment of deferred financing costs	(2,588)	(224)
Shares issued through dividend reinvestment plan and exercise of stock options	4,110	5,359
Purchase of common stock	(190)	(367)
Cash distributions to operating partnership unit holders	(1,324)	(1,292)
Cash distributions paid to preferred shareholders	(227)	(228)
Cash distributions paid to common shareholders	(34,402)	(40,001)

Net cash used in financing activities	(30,172)	(31,553)
Increase (decrease) in cash and cash equivalents	511	(6,083)
Cash and cash equivalents, beginning of year	1,380	8,656

Cash and cash equivalents, end of period	$1,891	$2,573

Supplemental information:
Non-cash transactions:
Real estate assets acquired	—	26,019
Assumption of mortgage notes	—	16,000
Issuance of operating partnership units	—	10,019
Conversion of operating partnership unit to common stock	9,374	—
Merry Land acquisitions:
Real estate assets acquired	148,268	—
Issuance of common stock	36,285	—
Issuance of preferred stock	3,930	—
Assumption of mortgage notes	110,464	—
Operating assets acquired	9,001	—
Operating liabilities acquired	3,163	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2002 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

Stock Option Compensation

The Company granted 5,000 options to purchase shares during the three months ended September 30, 2003 and no options were granted during the three months ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, the company granted 64,550 and 57,612 options, respectively. The Company’s options to purchase shares generally vest immediately upon grant, therefore the compensation expense would occur in the period granted. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2002	2003	2002
Net (loss) income, as reported		$(2,286)	$(2,184)	$(4,800)	$1,872
Add:	Stock-based employee compensation expense included in reported net income	100	48	210	192
Deduct:	Stock-based employee compensation expense determined under fair value based method for all awards	(101)	(49)	(213)	(193)

Pro forma net (loss) income as if the fair value method had been applied to all option grants		$(2,287)	$(2,185)	$(4,803)	$1,871

Earnings per share
	Basic-as reported	$(0.04)	$(0.05)	$(0.09)	$0.03
	Basic-pro forma	$(0.04)	$(0.05)	$(0.09)	$0.03
	Diluted-as reported	$(0.04)	$(0.05)	$(0.09)	$0.03
	Diluted-pro forma	$(0.04)	$(0.05)	$(0.09)	$0.03

(2)	Investment in Rental Property

Acquisition of Merry Land Properties, Inc.

On May 28, 2003, the Company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the Company plans to develop into additional apartment homes and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the Company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The Company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment and debt assumed. The Company’s allocation of the purchase price is preliminary and is subject to change, as valuations of certain assets and liabilities are being finalized. Currently the purchase price is approximately $158.6 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the Company’s common shares and 0.220 of the Company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the Company’s Series B convertible preferred shares were issued as a result of the merger. The Series B convertible preferred shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the Company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction.

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

The components of income from operations related to discontinued operations for the three and nine months ended September 30, 2003 and 2002 are shown below. These include the results of operations through the date of sale for the three and nine months ended September 30, 2003 and a full period of operations for the three and nine months ended September 30, 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental and other property income	$1	$679	$372	$2,138
Expenses:
Property and maintenance	1	224	162	674
Taxes and insurance	3	104	58	286
Depreciation of rental property	—	229	162	691

Total expenses	4	557	382	1,651

Net (loss) income	(3)	122	(10)	487
Gain on sales of investments	—	—	1,391	—

Income (loss) from discontinued operations	$(3)	$122	$1,381	$487

The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at September 30, 2003.

Development

In connection with the Merry Land merger, the Company acquired two parcels of undeveloped land in the amount of $3.5 million. The land relating to construction in process is classified as land on the Company’s balance sheet. Capitalized interest and real estate taxes aggregated approximately $70,377 and $64,522 for the nine months ended September 30, 2003 and 2002, respectively. Land associated with construction in process was $5.2 million and $1.3 million as of September 30, 2003 and 2002, respectively.

(2)	Real Estate Joint Ventures

In connection with the Merry Land merger, the Company acquired interest in two joint ventures. The Company acquired a 35% interest in an apartment community under development. The Company acquired a 10% interest in a completed apartment community. The Company has accounted for its investment under the equity method of accounting.

(3)	Notes Payable

Secured

In connection with the Merry Land merger, the Company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.9% per annum and an effective weighted average interest rate of 3.8%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through December 2003 and one mortgage notes matures November 2041.

In the third quarter of 2003, the Company completed a plan of refinancing in which the Company’s unsecured line of credit was replaced with a combination of a new secured line of credit from a commercial bank and three additional secured financing transactions. The following summarizes the new financings:

On May 30, 2003, the Company entered into a $50 million secured line of credit. The secured credit facility is divided into two loans, a $40 million revolving credit facility and a $10 million “swing line” secured revolving credit facility. The secured line of credit bears interest at LIBOR plus 157.5 basis points and the maturity date is May 30, 2005. The secured line of credit requires quarterly payments of interest only and is secured by seven apartment communities. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At September 30, 2003, the outstanding balance was $7 million on the revolving credit facility and no amount was outstanding on the “swing line.”

On June 27, 2003, the Company entered into a $50 million secured financing. The note bears interest at LIBOR plus 125 basis points. The maturity date is July 9, 2005 with three one-year extension options. The note requires payments of interest only and is secured by five apartment communities. The note is prepayable after one year without penalty. At September 30, 2003, the outstanding balance was $50 million.

On July 17, 2003, the Company entered into $38.5 million in secured financing which is represented by four promissory notes. The notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (1.87% at September 30, 2003), and the maturity date is August 1, 2008. These notes require payments of interest only and are secured by four apartment communities. The notes are prepayable after one year with 1% penalty. At September 30, 2003, the outstanding balance was $38.5 million.

On August 29, 2003, the Company entered into $13.325 million in secured financing secured by one apartment community. The note bears interest at the Discount Mortgage Backed Security index plus 82 basis points (1.95% at September 30, 2003), and the maturity date is September 1, 2008. The notes requires payment of interest only. The note is prepayable after one year with 1% penalty. At September 30, 2003, the outstanding balance was $13.25 million.

Proceeds from these financings repaid the outstanding balance of the Company’s $85 million unsecured line of credit, described below, and repaid outstanding secured loans totaling approximately $23.4 million. The remainder of the proceeds from these financings will be used for excess borrowing capacity, working capital needs and other corporate purposes.

The aggregate maturities of principal, including monthly installments of principal and the non-cash fair value market adjustment of $19.3 million, for secured debt for the five years subsequent to September 30, 2003 are as follows (in thousands):

Year	Amount
2003	$22,762
2004	34,780
2005	105,646
2006	99,538
2007	17,506
Thereafter	515,861

$796,093

Unsecured

Upon completion of the financings described above, the Company’s $85 million unsecured line of credit was repaid and terminated on July 17, 2003. At September 30, 2003 there was no outstanding balance, and on September 30, 2002, borrowings on the unsecured line of credit was $50 million.

During May 2003, the Company’s $7.5 million unsecured line of credit for general corporate purposes was replaced with a $10 million “swing line” secured revolving line of credit, described above. There were no amounts outstanding under the unsecured line of credit arrangement as of September 30, 2003 and 2002.

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

During the second quarter of 2003, 319,715 non-preferred operating partnership units were converted to preferred operating units. As of September 30, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option. During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis.

(5)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net (loss) income available to common shareholders	$(2,362)	$(2,260)	$(5,027)	$1,644
Numerator for basic and diluted earnings per share – (loss) income available to common stockholders after assumed conversion	$(2,362)	$(2,260)	$(5,027)	$1,644
Denominator:
Denominator for basic earnings per share-weighted- average shares	54,729	48,135	51,684	47,986
Effect of dilutive securities:
Stock options	—	—	—	38

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	54,729	48,135	51,684	48,024

Basic and diluted earnings per common share	$(0.04)	$(0.05)	$(0.09)	$0.03

Basic and diluted earnings per common share from continuing operations	$(0.04)	$(0.05)	$(0.12)	$0.02

Basic and diluted earnings per common share from discontinued operations	$—	$—	$0.03	$0.01

The conversion of the operating partnership units are not included in earnings per common share calculations since their effect is not dilutive. The weighted average of the operating partnership units was 1,807,145 and 2,085,253 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the weighted average of the operating partnership units was 1,864,203 and 1,783,735, respectively.

In addition, the Series B Convertible preferred shares issued in connection with the Merry Land merger are non-dividend paying and at September 30, 2003 conditions for conversion have not been met. Therefore, these shares are not included in the dilutive earnings per common share calculation. The Series B Convertible preferred shares met the conditions for and were converted to common shares on October 1, 2003.

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

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of FAS 150 for certain limited life subsidiaries has been deferred for an indefinite period. All other provisions of FAS 150 became effective July 1, 2003. The application of FAS 150 did not have an impact on our financial statements, and we do not currently have any limited life subsidiaries subject to the limited life subsidiary provisions.

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

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the Company is to acquire and operate existing residential apartment communities located in the southern United States. As of September 30, 2003, the Company owned 89 apartment communities, which comprised a total of 23,189 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.

On May 28, 2003, the Company completed the acquisition of Merry Land, which owned nine apartment communities containing 1,966 apartment homes located in South Carolina and Georgia, interests in two joint ventures, two parcels of undeveloped land that the Company plans to develop into additional apartment homes and a third party property management business. This purchase price is preliminary and subject to change, as valuations of certain assets and liabilities are being finalized. Currently the purchase price is approximately $158.6 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt.

The Company, as the general partner, also has approximately a 78% interest in the Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

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

Results of Operations

Income and occupancy

Substantially all of the Company’s income is generated from the rental of apartment communities. The Company’s property operations for the three and nine months ended September 30, 2003 include the results of operations of 89 apartment communities acquired to date, including apartment communities acquired through the Merry Land merger on May 28, 2003. The operations of the two apartment communities sold during the first quarter of 2003 are reflected in “discontinued operations.”

Total revenue for the three months ended September 30, 2003 and 2002 was $45.0 million and $39.8 million, respectively. For the nine months ended September 30, 2003 and 2002 total revenue was $127.0 million and $120.5 million, respectively. Other revenue included reimbursement for water submetering and ancillary income. For the nine months ended September 30, 2003, other revenue also included approximately $366,000 which represents the excess recoveries from casualty insurance over the cost of the damage. At the end of the third quarter of 2003, the Company owned 2,578 more apartment homes than it owned for the same period in 2002. The increases in revenue are primarily due to the effect of the rental income generated from the apartment communities acquired through the Merry Land merger and the full effect in 2003 of the 2002 acquisitions; however, the increase was offset by the increase in rental concessions and the decrease in economic occupancy, discussed below, which resulted from the continuing soft market conditions in the major markets in which the Company operates. The increase in revenues is also offset by the $0.3 million allowance adjustment to tenant accounts receivable recorded in the third quarter of 2002. The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the Company’s apartment communities averaged 89% for the three months ended September 30, 2003 and 2002. For the first nine months of 2003 and 2002, economic occupancy was 88% and 89%, respectively. The decrease in 2003 is attributable to softening in overall market conditions in the major markets in which the Company operates. Average physical occupancy in the third quarter of 2003 was 93% compared with 92% a year ago. For the first nine months of 2003 and 2002 average physical occupancy was 92%.

Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. Property operating expenses for the three months ended September 30, 2003 were $21.0 million and $19.1 million for the same period in 2002. For the nine months ended September 30, 2003 and 2002, property operating expenses were $57.9 million and $51.5 million, respectively. The increase is primarily due to the Merry Land merger and the full effect in 2003 of the apartment communities acquired in 2002. Increases in property insurance costs, real estate tax assessment and higher utility costs also contributed to the increases in property operating expenses. The operating expense ratio (the ratio of property operating expenses to rental income) was 49.1% and 50.2% for the three months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003 and 2002, operating expense ratio was 48.0% and 44.7%, respectively.

Depreciation expense for the three months ended September 30, 2003 was $13.5 million and $11.4 million for the same period in 2002. For the nine months ended September 30, 2003 and 2002, depreciation expense was $38.4 million and $33.6 million, respectively. The increase in depreciation expense is due to the Merry Land merger and the full effect of depreciation of the 2002 acquisitions and the depreciation associated with capital improvements made during 2003 and 2002.

General and administrative expenses totaled $1.0 million, or 2.4% of rental income for the three months ended September 30, 2003, and $0.9 million, or 2.4% for the same period in 2002. For the first nine months of 2003 and 2002, these expenses were $2.7 million, or 2.3% and 2.4% of rental income, respectively. These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

Interest and investment income and expense

The Company’s interest income increased $103,192 for the three months ended September 30, 2003 over 2002. Interest income increased $142,933 for the nine months ended September 30, 2003 over 2002. The increase is due to the interest income earned on the notes receivables assumed in connection with the Merry Land merger.

The Company incurred interest expense of $11.9 million and $10.7 million during the three months ended September 30, 2003 and 2002, respectively. Interest expense for the first nine months of 2003 was $34.3 million and $31.0 million for the same period of 2002. The increase is due to secured debt assumed with the Merry Land merger and three full quarters’ impact of the fixed and variable rate mortgage notes placed or assumed on three apartment communities during 2002. Weighted average interest rates on the Company’s debt was 5.8% for the third quarter of 2003 and 6.7% for the same period in 2002. For the nine months ended September 30, 2003 and 2002, weighted average interest rates were 6.0% and 6.5%, respectively.

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

Comparable property operations

Property operating income is a measure the Company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with accounting principles generally accepted in the United States. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. The Company’s “same-community property” portfolio consists of 74 stabilized apartment communities, containing 20,101 apartment homes that the Company has owned since January 1, 2002, representing approximately 87% of the Company’s 23,189 apartment homes. The two apartment communities sold in the first quarter of 2003 have been eliminated from the calculation. For the three months ended September 30, 2003, same-community property operating income (total revenues less property operating expenses), decreased 3%, total revenues decreased 2% and property operating expenses decreased 1% over the same period in 2002. For nine months ended September 30, 2003, same-community property operating income decreased 8% from the same period of 2002. Total revenues in the first nine months of 2003 decreased 3% while property operating expenses increased 6% compared with the first nine months of 2002. The decrease in rental income is primarily due to the soft overall market conditions, which resulted in increased rental concessions and lower average occupancies. The Company’s property operating expenses increased primarily due to higher utility costs, real estate tax assessments and property insurance costs. In order to make a meaningful comparison of property operating income for these apartment communities, the write-offs of tenant receivables were excluded.

If this adjustment had been considered for the three months ended September 30, 2003 over 2002, property operating income would have decreased 2%; total revenues would have decreased 2%; and property operating expenses would have decreased 1%. If this adjustment had been considered for the nine months ended September 30, 2003 over 2002 property operating income would have decreased 10%; total revenues would have decreased 4%; and property operating expenses would have increased 6%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Comparable properties (same communities)
Rental and other income	$39,923	$40,633	$118,971	$122,240
Property operating expenses	(16,972)	(17,063)	(49,670)	(46,950)

Property operating income	22,951	23,570	69,301	75,290

Remaining
Rental and other income	7,228	1,397	14,006	3,319
Property operating expenses	(3,983)	(2,073)	(8,234)	(4,506)

Property operating income (loss)	3,245	(676)	5,772	(1,187)

Depreciation of rental property	(13,460)	(11,378)	(38,387)	(33,626)
Unallocated expenses	(2,179)	(2,275)	(5,988)	(5,094)
General and administrative	(1,036)	(918)	(2,729)	(2,723)
Other depreciation	(6)	(6)	(17)	(18)
Other	(58)	(52)	(209)	(205)
Interest income	108	5	170	27
Interest expense	(11,932)	(10,660)	(34,264)	(31,044)
Minority interest of unit holders in operating partnership	84	84	170	(35)

Income (loss) from continuing operations	$(2,283)	$(2,306)	$(6,181)	$1,385

Liquidity and Capital Resources

The Company’s primary sources of liquidity are rental income generated from the apartment communities, proceeds from the secured credit facility, reinvestment of distributions, and proceeds from secured debt.

The Company expects to continue to meet short-term and long-term liquidity requirements, through rental income generated from the apartment communities, equity raised from its dividend reinvestment plan, through secured borrowings, or possible refinancing, or through the disposition of certain assets that, in the Company’s evaluation, may no longer meet our investment requirements. It is expected that the above will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, possible property acquisitions, scheduled debt maturities and scheduled principal payments of mortgage debt for 2003. At September 30, 2003, the Company had $1.9 million in cash and cash equivalents.

Acquisition of Merry Land Properties, Inc.

On May 28, 2003, the Company completed the acquisition of Merry Land which owned nine apartment communities containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the Company plans to develop into additional apartment homes and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the Company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The Company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment and debt assumed. The Company’s allocation of the purchase price is preliminary and is subject to change, as valuation of certain assets and liabilities are being finalized. Currently the purchase price is approximately $158.6 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the Company’s common shares and 0.220 of the Company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the Company’s Series B convertible preferred shares were issued as a result of the merger. The Series B convertible preferred shares met the conversion conditions and were converted to common shares on October 1, 2002. In addition, the Company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction.

Notes Payable

Secured

In connection with the Merry Land merger, the Company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.9% per annum and an effective weighted average interest rate of 3.8%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through December 2003 and one mortgage note matures November 2041.

During the third quarter of 2003, the Company completed a plan of refinancing in which the Company’s unsecured line of credit was replaced with a combination of a new secured line of credit from a commercial bank and three additional secured financing transactions. The following summarizes the new financings:

On May 30, 2003, the Company entered into a $50 million secured line of credit. The secured credit facility is divided into two loans, a revolving credit facility and a $10 million “swing line”. The secured line of credit bears interest at LIBOR plus 157.5 basis points and the maturity date is May 30, 2005. The secured line of credit requires payments of interest only and is secured by seven apartment communities. The Company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the line. At September 30, 2003, the outstanding balance was $7 million on the revolving credit facility and no amount was outstanding on the “swing line.”

On June 27, 2003, the Company entered into a $50 million secured financing. The note bears interest at LIBOR plus 125 basis points with a maturity date of July 9, 2005 with three one-year extension options. The note requires payments of interest only and is secured by five apartment communities. The note is prepayable after one year without penalty. At September 30, 2003, the outstanding balance was $50 million.

On July 17, 2003, the Company entered into $38.5 million in secured financings, which is represented by four promissory notes. The notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (1.87% at September 30, 2003), and the maturity date is August 1, 2008. These notes require payments of interest only and are secured by four apartment communities. The notes are prepayable after one year with 1% penalty. At September 30, 2003, the outstanding balance was $38.5 million.

On August 29, 2003, the Company entered into $13.325 million in secured financing secured by one apartment community. The note bears interest at the Discount Mortgage Backed Security index plus 82 basis points (1.95% at September 30, 2003), and the maturity date is September 1, 2008. The notes requires payment of interest only. The note is prepayable after one year with 1% penalty. At September 30, 2003, the outstanding balance was $13.25 million.

Proceeds from these financings repaid the outstanding balance of the Company’s $85 million unsecured line of credit, described below, and repaid outstanding secured loans totaling approximately $23.4 million. The remainder of the proceeds from these financings will be used for excess borrowing capacity, working capital needs and other corporate purposes.

Unsecured

Upon completion of the financings described above, the Company’s $85 million unsecured line of credit was repaid and terminated on July 17, 2003. At September 30, 2003 there was no outstanding balance, and at September 30, 2002, borrowings on the unsecured line of credit were $50 million.

During May 2003, the Company’s $7.5 million unsecured line of credit for general corporate purposes was replaced with a $10 million “swing line” secured revolving line of credit, described above. There were no amounts outstanding under the unsecured line of credit arrangement as of September 30, 2003 and 2002.

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

The Company capitalized $11.8 million of improvements to its various apartment communities during the first nine months of 2003. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures, totaled $6.9 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems, totaled $3.3 million for the nine months ended September 30, 2003. Redevelopment expenditures, including amenities that add a material new feature or revenue source at a property on our recently acquired apartment communities, totaled $1.6 million. It is anticipated that approximately $6 million in additional capital improvements will be completed during 2003 on the current portfolio. The Company is also required by various lenders to fund replacement reserves in advance for capital improvements. The majority of the capital improvements funded from these reserves are included in the above capital improvements. Capital improvements during 2003 are currently expected to be at approximately the same level as those experienced in 2002. The Company’s capital improvement budget is reviewed on-going and adjustments will be made if deemed necessary.

Capital resources are expected to grow with the future sale of its shares through dividend reinvestment. Approximately 12% of the 2003 common stock distributions, or $4.1 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash and debt requirements in 2003.

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

During the second quarter of 2003, 319,715 non-preferred operating partnership units were converted to preferred operating units. As of September 30, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option. During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis.

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

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of FAS 150 for certain limited life subsidiaries has been deferred for an indefinite period. All other provisions of FAS 150 became effective July 1, 2003. The application of FAS 150 did not have an impact on our financial statements, and we do not currently have any limited life subsidiaries subject to the limited life subsidiary provisions.

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

Also, during the second quarter of 2003, the Company entered into a new $50 million secured line of credit and one additional secured financing transaction totaling $50 million with variable interest rates. Maturity dates vary through July 2008. The financings require payments of interest only and are secured by 12 apartment communities.

During the third quarter of 2003, the Company entered into two secured financing transactions totaling $51.83 million secured by five apartment communities. The maturity dates vary through September 1, 2008. The notes require payment of interest only.

There have been no other material changes since December 31, 2002. See the information provided in the Company’s Annual Report on Form 10-K under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

2.2	Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875)

3.1	Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Resistration Statement filed on Form 8-A/A dated August 18, 2003; SEC File No. 1-12875.)

3.2	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC Filed No. 1-12875.)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)	The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 2003, the items reported and the financial statements included in such filings.

Type and Date of Reports	Items Reported	Financials Statements Filed
Form 8-K dated July 17, 2003 and filed August 1, 2003	2, 5, 7	None

Form 8-K dated August 5, 2003 and filed August 6, 2003	7(c), 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc. (Registrant)

DATE: 11-13-03	BY:	/s/ Stanley J. Olander, Jr.
Stanley J. Olander, Jr. President and Chief Financial Officer