Form 10-K
period 2003-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2004-03-12
CIK 854875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589139
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer (Identification Number)

306 East Main Street, Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 643-1761

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	New York Stock Exchange
Series A Convertible Preferred Shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Based on the closing sales price of June 30, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $377,023,535.*

On March 1, 2004, there were 55,651,702 shares of the registrant’s common shares outstanding.

*	In determining this figure, the company has assumed that all of its officers and directors, and persons known to the company to be beneficial owners of more than 5% of the company’s common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders referred to in Part III.

PART I

Introduction

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the company or the apartment communities, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved. In addition, the company’s continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the company’s financial statements and the notes thereto in this regard.

Item 1.	Business

General

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, referred to below as the “company” or as “we,” “us” or “our”) is a self-administered real estate investment trust, or REIT, that is headquartered in Richmond, Virginia, and that owns, acquires, develops and manages apartment communities located in the United States. The company is a Virginia corporation formed in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental properties commenced on June 1, 1993. As of December 31, 2003, the company owned 89 apartment communities, which comprised a total of 23,189 apartment homes. The company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The company’s apartment communities are described in Item 2 of this report, which is hereby incorporated herein by reference.

At December 31, 2003, the company had three divisions (Northern, Southern and Texas). The Northern division has 20 communities, the Southern division has 40 communities, and the Texas division has 29 communities. As of December 31, 2003, the company had approximately 602 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems.

Operations Management and Segments

A site manager is in charge of each of the company’s apartment communities. These site managers report to a regional director who in turn reports to a divisional manager. The company’s three divisional managers report to the company’s Co-Chief Operating Officers who in turn report to the company’s President, whom the company considers to be its Chief Operating Decision Maker (“CODM”). The CODM separately evaluates each apartment community’s operating results and budgets on a monthly basis with the respective site manager, regional director and divisional manager. As a result of these meetings, changes in marketing strategy, capital allocation and other operating decisions are made. While each site manager, regional director and divisional manager is empowered to make day to day decisions, the CODM ultimately determines the allocation of resources for each individual apartment community through the company’s budgeting process, which is developed on an annual basis and updated each month as needed.

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

Lease Term—All of the company’s apartment communities lease to their tenants under comparable lease terms, which range from month-to-month to 12-month leases.

No one apartment community contributes 10% or more of the company’s revenues, profits or assets. Accordingly, the company believes aggregation of its apartment communities into one reporting segment is appropriate.

Objective

The company’s objective is to increase distributable cash flow and common share value by:

•	increasing rental rates, maintaining high economic occupancy rates, reducing tenant turnover, making value-enhancing and income-producing capital improvements, and controlling operating costs and capital expenditures at the apartment communities;

•	acquiring additional apartment communities at attractive prices that provide the opportunity to improve operating performance through the application of the company’s management, marketing, and renovation programs.

Growth through Management and Leasing Efforts

The company uses property operating income (rental income less property operating expenses as defined below) as a measure to evaluate each apartment community’s performance, but property operating income should not be deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, the company’s calculation of property operating income may not be comparable to similarly entitled measures reported by other companies. The company maintains an intense focus on the operations of its apartment communities to generate consistent, sustained growth in property operating income, which it believes is the key to growing cash available for distribution to shareholders and increasing shareholder value. The company believes that successful implementation of this strategy will allow it to continue to increase its property operating income from its apartment portfolio. Through renovation and enhanced property management of the apartment communities, the company strives to increase cash flows, thereby adding value to the underlying real estate.

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

Management believes that tenant retention is critical to generating property operating income growth. Tenant retention maintains or increases economic occupancy and minimizes the costs associated with preparing apartments for new occupants. The company employs one person at each apartment community who has a primary focus on tenant retention. The tenant retention specialist’s objective is to make tenants feel at home in the community through personal attention, which includes organizing social functions and activities as well as responding promptly to any tenant problems that may arise in conjunction with the apartment or community. The company’s philosophy is to market its apartment communities continually to existing tenants in order to achieve a low turnover rate. The company’s turnover rate was 71% for 2003 and 2002. The company believes that the turnover rate of its apartment communities is in line with the average turnover rate for comparable apartment communities.

Purchase discounts are sought at both the corporate level and locally in those areas where the company has a significant presence. All major contracts for goods and services are re-bid annually to ensure competitive pricing. The company has a preventive maintenance program and the ability to perform work using in-house personnel, which helps the company’s efforts to reduce property operating expenses at the apartment communities. For example, the maintenance manager at each property is qualified to perform HVAC and plumbing work which otherwise would be contracted outside the company. In addition, the company passes through expenses to tenants by sub-metering of utilities as permitted by local and state regulations.

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

Acquisition of Merry Land Properties, Inc.

On May 28, 2003, the company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities in South Carolina and Georgia containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes, and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment, identified intangible assets of in-place leases and debt assumed. The purchase price was $159.1 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the company’s common shares and 0.220 of the company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the company’s Series B convertible preferred shares were issued as a result of the merger. The Series B convertible preferred shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction.

Development

The company has three development projects in progress, two of which were assumed with the Merry Land merger mentioned above. All development projects and related carrying costs are capitalized. The costs of development projects include interest, real estate taxes, insurance and certain internal development and related overhead costs directly related to the apartment community under development. Interest is capitalized to development projects based upon the weighted average cumulative project costs for each period multiplied by the company’s borrowing costs on its line of credit, expressed as a percentage. The internal development and related overhead costs are capitalized to the development projects based upon the effort identifiable with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as real estate under development. The company ceases the capitalization of such costs as the apartment homes become substantially complete and available for occupancy.

Disposition of Investments

During the first quarter of 2003, the company closed on the sale of two apartment communities containing a total of 395 apartment homes for a total of $15.9 million and recognized a gain of $1.9 million. As a result of the sales, the company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.” All historical statements presented have been restated to conform to this presentation in accordance with Statement of Financial Accounting Standards No. 144.

Third Party Property Management

In conjunction with the Merry Land merger, the company acquired a third party property management business which included six apartment communities. As of December 31, 2003, the company managed seven apartment communities with 1,828 apartment homes. For the year ended December 31, 2003, the company recognized $0.3 million in third party property management income.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The company has approximately an 84% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. Upon election, the company, at its option, will convert the preferred operating partnership units into either common shares of the company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis. During 2003, the remaining 319,715 non-preferred operating partnership units converted into preferred operating partnership units once certain lease-up and stabilization criteria were met. As of December 31, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the company’s option.

Financing Policy

The company’s objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares, the company may obtain capital from lines of credit or other secured or unsecured borrowings.

The following is a summary of the company’s financing activities for the year ended December 31, 2003:

•	Entered into a $50 million secured variable rate financing. The note bears interest at LIBOR plus 125 basis points (2.37% at December 31, 2003). The maturity date is July 9, 2005 with three one-year extension options. The note requires payments of interest only and is secured by five apartment communities. The note is prepayable after one year without penalty.

•	Entered into $38.5 million in secured financing which is represented by four promissory notes. The notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (1.94% at December 31, 2003), and the maturity date is August 1, 2008. These notes require payments of interest only and are secured by four apartment communities. The notes are prepayable after one year with 1% penalty.

•	Entered into a $13.3 million financing secured by one apartment community. The note bears interest at the Discount Mortgage Backed Security index plus 82 basis points (1.94% at December 31, 2003), and the maturity date is September 1, 2008. The note requires payment of interest only. The note is prepayable after one year with 1% penalty.

•	Entered into a $50 million secured credit facility. The secured credit facility is divided into two loans, a $40 million revolving credit facility and a $10 million “swingline” credit facility. The secured lines of credit bears interest at LIBOR plus 1.575% and the maturity date is May 30, 2005. The secured lines of credit requires quarterly payments of interest only and is secured by seven apartment communities. The company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the credit facility. At December 31, 2003, the outstanding balance was $12.5 million on the credit facility and $1.1 million was outstanding on the “swingline” credit facility.

•	Repaid and terminated the $85 million unsecured line of credit using proceeds from the above financings.

•	Repaid $23.3 million in variable and fixed rate mortgage notes using proceeds from the above financings.

•	In connection with the Merry Land merger, the company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.4% per annum and an effective weighted average interest rate of 3.2%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through September 2011 and one mortgage note matures November 2041.

•	Paid scheduled debt maturities in the amount of $4.2 million.

Tax Matters

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a real estate investment trust that complies with the provisions of the Code and distributes at least 90% of its taxable income to its shareholders does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes. The company is subject to various state, local, excise and franchise taxes.

The company created a C-corporation which elected the taxable REIT subsidiary (“TRS”) status for financing purposes for one apartment community. The TRS is subject to federal, state and local income taxes. For the year ended December 31, 2003, the impact of this TRS’s income taxes and related tax attributes were not material to the accompanying consolidated financial statements.

Competitive Conditions

In most of our markets, competition for new tenants is intense, especially due to the low mortgage interest rates which make owning homes more affordable. Some competing apartment communities offer features that our apartment communities do not have. Some competing apartment communities may use concessions or lower rents to obtain competitive advantages. Also, some competing apartment communities are larger or newer than our apartment communities.

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

Additional Information on Policies With Respect to Investments and Certain Other Activities

This section sets forth certain additional information on the general policies of the company with respect to investments and various other activities. In general, the company’s board of directors may establish and change investment and other related policies without any shareholder approval. The provisions of the Internal Revenue Code applicable to real estate investment trusts impose various restrictions on the nature of the investments and activities of the company, and it is the company’s intention at all times fully to comply with these REIT tax requirements.

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

As discussed above, the company may directly, or through wholly-owned subsidiaries, own its properties or may, in appropriate cases, acquire additional interests in joint ventures that own properties. The company’s predominant method of financing acquisitions is with cash, which it may obtain through borrowings, sales of its securities, dispositions of other properties, or through other means. However, in suitable situations, the company may use as consideration for property acquisitions its own securities (such as operating partnership units of entities it forms, or its own common or preferred shares).

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

As discussed above, in analyzing acquisition opportunities, the company considers acquisitions of property portfolios as well as acquisitions of individual properties. When appropriate, the company will consider the acquisition (by merger, share exchange or similar transaction) of other companies which own properties that are consistent with the company’s investment objectives. As appropriate, the company may also seek to provide additional property management services to properties owned by third parties and to receive property management fees for those services, subject to the REIT provisions of the Internal Revenue Code.

The company has no present intention of making loans to other persons or underwriting the securities of other companies.

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

Internet Website

The address of the company’s Internet website is www.cornerstonereit.com. The company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the SEC.

Item 2.	Properties

As of December 31, 2003, the company owned 89 apartment communities, which comprised a total of 23,189 apartment homes. Those apartment communities were located in Georgia (11 communities), North Carolina (28 communities), South Carolina (9 communities), Texas (29 communities), and Virginia (12 communities).

The following table sets forth specific information regarding the company’s apartment communities and their respective apartment homes:

Property	Location	Date of Const.	Date Acquired	Encum- brances(11)	Initial Acquisition Cost	Total Investment at 12-31-03(1)	Number of Apartment Homes	Total Investment Per Apartment Home at 12-31-03	Average Apartment Home Size (Square Feet)
Georgia
Ashley Run	Atlanta	1987	Apr. 30, 1997	(9)	$18,000,000	$22,263,394	348	$63,975	1,150
Stone Brook	Atlanta	1986	Oct. 31, 1997	(9)	7,850,000	10,139,267	188	53,932	937
Carlyle Club	Atlanta	1974	Apr. 30, 1997	$13,700,000	11,580,000	14,921,829	243	61,407	1,089
Dunwoody Springs	Atlanta	1981	July 25, 1997	13,325,000	15,200,000	22,493,488	350	64,267	948
Poplar Place	Atlanta	1989/1995	Sept. 7, 2001	24,820,504	34,650,000	38,602,702	524	73,669	1,079
Spring Lake	Atlanta	1986	Aug. 12, 1998	(9)	9,000,000	10,737,457	188	57,114	1,009
Greentree	Savannah	1984	May 28, 2003	7,720,604	10,944,703	11,104,646	194	57,240	852
Hammocks	Savannah	1997	May 28, 2003	22,813,593	25,343,106	25,468,980	308	82,691	1,051
Huntington	Savannah	1986	May 28, 2003	5,727,614	8,275,052	8,345,682	147	56,773	813
Marsh Cove	Savannah	1983	May 28, 2003	9,376,414	11,873,833	12,233,267	188	65,071	1,053
Merritt at Whitemarsh	Savannah	2002	May 28, 2003	15,000,000	22,806,319	22,868,913	241	94,892	1,017

North Carolina
The Meadows	Asheville	(5)	(5)	14,885,000	17,836,000	19,786,994	392	50,477	1,033
Beacon Hill	Charlotte	1985	May 1, 1996	(10)	13,579,203	16,956,218	349	48,586	734
Bridgetown Bay	Charlotte	1986	April 1, 1996	(10)	5,025,000	6,451,915	120	53,766	867
Charleston Place	Charlotte	1986	May 13, 1997	(9)	9,475,000	11,021,145	214	51,501	806
Greystone Crossing	Charlotte	1998\2000	May 8, 2000	(10)	26,800,000	28,125,243	408	68,934	927
Heatherwood	Charlotte	(2)	(2)	16,250,000	17,630,457	27,569,525	476	57,919	1,186
Meadow Creek	Charlotte	1984	May 31, 1996	9,376,481	11,100,000	13,967,192	250	55,869	860
Paces Glen	Charlotte	1986	July 19, 1996	—	7,425,000	9,136,247	172	53,118	907
Legacy Park	Charlotte	2001	Oct. 1, 2001	7,250,000	21,888,522	21,979,657	288	76,318	1,004
Timber Crest	Charlotte	2000	Oct. 1, 2001	14,989,944	19,076,149	19,489,838	282	69,113	983
Summerwalk	Charlotte	1983	May 1, 1996	6,000,000	5,660,000	8,217,332	160	51,358	963
Stone Point	Charlotte	1986	Jan. 15, 1998	(9)	9,700,000	10,736,845	192	55,921	848
The Enclave at South Tryon	Charlotte	2002	Dec. 2, 2002	(10)	16,100,000	16,323,220	216	75,570	1,093
Deerfield	Durham	1985	Nov. 1, 1996	9,992,454	10,675,000	12,000,561	204	58,827	888
The Landing	Durham	1984	May 1, 1996	7,442,500	8,345,000	10,825,256	200	54,126	960
Parkside at Woodlake	Durham	1996	Aug. 31, 1996	9,000,000	14,663,886	16,059,806	266	60,375	865
Highland Hills	Carrboro	1987	Sept. 27, 1996	14,524,156	12,100,000	15,601,329	264	59,096	1,000
Clarion Crossing	Raleigh	1972	Sept. 30, 1997	11,000,000	14,225,488	15,222,467	260	58,548	803
Remington Place	Raleigh	1985	Oct. 31, 1997	(9)	7,900,000	9,217,273	136	67,774	1,098
St. Regis	Raleigh	1986	Oct. 31, 1997	(9)	9,800,000	11,341,523	180	63,008	840
The Trestles	Raleigh	1987	Dec. 30, 1994	—	10,350,000	12,289,223	280	43,890	776
The Timbers	Raleigh	1983	June 4, 1998	—	8,100,000	9,342,911	176	53,085	745
Trinity Commons	Raleigh	(8)	(8)	27,868,055	37,805,886	38,484,050	462	83,299	953
Glen Eagles	Winston-Salem	(6)	(6)	10,010,000	16,887,653	18,757,608	310	60,508	978
Mill Creek	Winston-Salem	1984	Sept. 1, 1995	6,207,500	8,550,000	10,324,246	220	46,928	897
Pinnacle Ridge	Asheville	1951	April 1, 1998	4,893,565	5,731,150	7,418,461	168	44,158	885
Autumn Park	Greensboro	2001	Oct. 1, 2001	14,752,857	20,074,327	20,149,588	264	76,324	983
St. Andrews	Wilmington	(7)	(7)	18,253,060	27,369,289	28,027,966	390	71,867	903

South Carolina
Westchase	Charleston	1985	Jan. 15, 1997	(9)	11,000,000	14,418,536	352	40,962	706
Hampton Pointe	Charleston	1986	Mar 31, 1998	(9)	12,225,000	16,861,267	304	55,465	1,035
Merritt at James Island	Charleston	2002	May 28, 2003	18,575,651	24,609,146	24,668,271	230	107,253	1,026
Quarterdeck	Charleston	1987	May 28, 2003	11,449,336	15,793,851	15,888,203	230	69,079	813
Waters Edge	Charleston	1985	May 28, 2003	8,271,007	10,340,401	10,434,566	204	51,150	918
Windsor Place	Charleston	1985	May 28, 2003	10,491,799	14,017,697	14,089,801	224	62,901	953
The Arbors at Windsor Lake	Columbia	1991	Jan. 1, 1997	(9)	10,875,000	12,327,274	228	54,067	966
Stone Ridge	Columbia	1975	Dec. 8, 1993	—	3,325,000	6,688,548	191	35,019	1,047
Cape Landing	Myrtle Beach	1997/1998	Oct. 16, 1998	9,050,000	17,100,000	19,828,429	288	68,849	933

Property	Location	Date of Const.	Date Acquired	Encum- brances(11)	Initial Acquisition Cost	Total Investment at 12-31-03(1)	Number of Apartment Homes	Total Investment Per Apartment Home at 12-31-03	Average Apartment Home Size (Square Feet)
Virginia
Trophy Chase	Charlottesville	(4)	(4)	15,000,000	12,628,991	19,326,573	425	45,474	803
Greenbrier	Fredericksburg	1980	Oct. 1, 1996	12,533,536	11,099,525	12,899,294	258	49,997	851
Tradewinds	Hampton	1988	Nov. 1, 1995	10,852,861	10,200,000	12,598,306	284	44,360	930
Ashley Park	Richmond	1988	March 1, 1996	9,500,000	12,205,000	13,955,955	272	51,309	765
Hampton Glen	Richmond	1986	August 1, 1996	12,389,822	11,599,931	14,045,406	232	60,541	788
Trolley Square	Richmond	(3)	(3)	9,500,000	10,242,575	14,563,290	325	44,810	589
The Gables	Richmond	1987	July 2, 1998	8,000,000	11,500,000	13,513,942	224	60,330	700
Chase Gayton	Richmond	1984	June 21, 2001	15,557,197	21,175,000	22,463,857	328	68,487	949
Waterford	Richmond	1989	Dec. 10, 2001	16,565,166	22,500,000	23,840,663	312	76,412	995
Arbor Trace	Virginia Beach	1985	March 1, 1996	5,000,000	5,000,000	6,428,903	148	43,439	850
Harbour Club	Virginia Beach	1988	May 1, 1994	8,331,115	5,250,000	7,575,158	214	35,398	813
Mayflower Seaside	Virginia Beach	1950	Oct. 26, 1993	10,500,000	7,634,144	13,187,271	263	50,142	698

Texas
Brookfield	Dallas	1984	July 23, 1999	(10)	8,014,533	8,133,390	232	35,058	714
Toscana	Dallas	1986	July 23, 1999	5,250,000	7,334,023	7,632,389	192	39,752	601
Paces Cove	Dallas	1982	July 23, 1999	10,916,414	11,712,879	12,716,745	328	38,771	670
Timberglen	Dallas	1984	July 23, 1999	9,500,000	13,220,605	14,355,900	304	47,223	728
Summer Tree	Dallas	1980	July 23, 1999	7,618,424	7,724,156	8,838,434	232	38,097	575
Devonshire	Dallas	1978	July 23, 1999	3,571,283	7,564,892	8,415,575	144	58,441	876
The Courts on Pear Ridge	Dallas	1988	July 23, 1999	10,395,462	11,843,691	12,427,823	242	51,355	774
Eagle Crest	Dallas	1983	July 23, 1999	15,000,000	21,566,317	22,911,378	484	47,338	887
Remington Hills	Dallas	1984	July 23, 1999	14,250,000	20,921,219	26,504,248	362	73,216	957
Estrada Oaks	Dallas	1983	July 23, 1999	9,226,247	10,786,882	11,608,023	248	46,807	771
Aspen Hills	Dallas	1979	July 23, 1999	(10)	7,223,722	8,053,921	240	33,558	671
Mill Crossing	Dallas	1979	July 23, 1999	—	5,269,792	5,811,192	184	31,583	691
Cottonwood	Dallas	1985	July 23, 1999	5,920,187	6,271,756	7,617,101	200	38,086	751
Burney Oaks	Dallas	1985	July 23, 1999	8,332,528	9,965,236	11,055,871	240	46,066	794
Copper Crossing	Dallas	1980/1981	July 23, 1999	(10)	11,776,983	13,179,781	400	32,949	739
The Arbors on Forest Ridge	Dallas	1986	July 23, 1999	6,250,000	9,573,954	10,236,560	210	48,746	804
Park Village	Dallas	1983	July 23, 1999	8,355,690	8,224,541	9,069,012	238	38,105	647
Wildwood	Dallas	1984	July 23, 1999	3,324,300	4,471,294	4,963,458	120	41,362	755
Main Park	Dallas	1984	July 23, 1999	8,276,528	9,082,967	9,701,322	192	50,528	939
Paces Point	Dallas	1985	July 23, 1999	—	12,980,245	13,995,012	300	46,650	762
Silverbrook I	Dallas	1982	July 23, 1999	15,275,910	15,709,893	18,162,105	472	38,479	842
Silverbrook II	Dallas	1984	July 23, 1999	2,760,953	5,808,250	6,513,047	170	38,312	741
Grayson II	Dallas	1986	July 23, 1999	6,075,077	12,210,121	13,000,934	250	52,004	850
Grayson I	Dallas	1985	July 23, 1999	6,387,825	9,948,959	12,186,075	200	60,930	840
Cutter’s Point	Dallas	1978	July 23, 1999	6,250,000	9,859,840	11,405,228	196	58,190	1,010
Windsor Heights	Dallas	1997	Dec. 23, 2002	25,000,000	29,000,000	29,579,865	396	74,697	1,167
The Meridian	Austin	1988	July 23, 1999	2,756,297	7,539,224	8,684,771	200	43,424	741
Canyon Hills	Austin	1996	July 23, 1999	12,459,809	12,512,502	12,980,739	229	56,684	799
Sierra Ridge	San Antonio	1981	July 23, 1999	4,750,000	6,624,666	8,624,024	230	37,496	751
Real estate under development					5,449,674	5,449,674

				$801,753,725	$1,149,910,100	$1,307,420,374	23,189	$56,381

Notes to table of apartment communities:

(1)	“Total Investment” includes the purchase price of the apartment community plus real estate commissions, closing costs and improvements capitalized since the community’s date of acquisition.
(2)	Heatherwood Apartments is comprised of Heatherwood (completed in 1980) and Italian Village and Villa Marina Apartments (completed in 1980), acquired in September 1996 and August 1997, respectively, at a cost of $10.2 million and $7.4 million. They are adjoining properties and are operated as one apartment community.
(3)	Trolley Square Apartments is comprised of Trolley Square East Apartments (completed in 1965) and Trolley Square West Apartments (completed in 1964) acquired in June 1996 and December 1996, respectively, at a cost of $6.0 million and $4.2 million. They are adjacent properties and are operated as one apartment community.
(4)	Trophy Chase is comprised of Trophy Chase (completed in 1970) and Hunter’s Creek (completed in 1970) acquired in April 1996 and July 1999, respectively, at a cost of $3.7 million and $8.9 million.
(5)	The Meadows is comprised of The Meadows (completed in 1974), the Enclave (completed in 2000) and Phase II Enclave (completed in 2001) acquired in January 1996, March 2000 and May 2001, respectively, at a cost of $6.2 million, $8.8 million and $2.9 million.
(6)	Glen Eagles is comprised of Glen Eagles (completed in 1990) and Prestwick (completed in 2000) acquired in October 1995 and September 2000, respectively, at a cost of $7.3 million and $9.6 million.
(7)	St. Andrews is comprised of St. Andrews (completed in 1998) and St. Andrews II (completed in 2002) acquired in October 2001 and March 2002, respectively, at a cost of $17.1 million and $10.3 million.
(8)	Trinity Commons is comprised of Trinity Commons (completed in 2000) and Trinity Commons II (completed in 2002) acquired in October 2001 and July 2002, respectively, at a cost of $22.1 million and $15.7 million.
(9)	$73.5 million of secured debt secured by 10 properties which are individually noted.
(10)	$13.6 million of secured debt secured by 7 properties which are individually noted.
(11)	Includes fair value adjustments of $18.4 million.

The following table sets forth occupancy rates and average rental rates for the company’s apartment communities:

	Occupancy Rates (2)					December Average Rental Rates (3)
Property	2003	2002	2001	2000	1999	2003	2002	2001	2000	1999
Georgia
Ashley Run	79%	82%	88%	92%	91%	$713	$757	$817	$822	$781
Stone Brook	77%	85%	88%	91%	92%	652	680	741	733	703
Carlyle Club	78%	86%	88%	92%	93%	703	763	783	802	768
Dunwoody Springs	88%	91%	93%	93%	94%	671	709	763	760	725
Poplar Place	87%	86%	89%	—	—	690	709	776	—	—
Spring Lake	84%	88%	90%	91%	91%	657	705	745	728	693
Greentree	92%	—	—	—	—	675	—	—	—	—
Hammocks	93%	—	—	—	—	852	—	—	—	—
Huntington	95%	—	—	—	—	706	—	—	—	—
Marsh Cove	93%	—	—	—	—	768	—	—	—	—
Merritt at Whitemarsh	84%	—	—	—	—	939	—	—	—	—

North Carolina
The Meadows	92%	93%	93%	94%	95%	663	679	688	673	649
Beacon Hill	85%	87%	90%	91%	91%	572	567	623	632	619
Bridgetown Bay	79%	91%	87%	90%	94%	563	605	617	668	677
Charleston Place	85%	88%	89%	91%	91%	547	575	621	638	634
Greystone Crossing	79%	81%	91%	86%	—	624	662	660	695	—
Heatherwood	81%	85%	91%	92%	92%	619	635	658	657	649
Meadow Creek	82%	79%	89%	88%	89%	552	591	620	652	636
Paces Glen	79%	90%	89%	88%	92%	557	607	643	677	658
Legacy Park	89%	88%	78%	—	—	735	761	834	—	—
Timber Crest	89%	85%	85%	—	—	685	673	763	—	—
Summerwalk	86%	89%	89%	94%	95%	600	615	646	668	656
Stone Point	88%	83%	90%	93%	93%	603	628	672	687	666
The Enclave at South Tryon	74%	84%	—	—	—	711	830	—	—	—
Deerfield	94%	93%	95%	94%	94%	725	787	812	793	757
The Landing	88%	88%	96%	94%	94%	645	649	714	697	669
Parkside at Woodlake	86%	87%	91%	93%	90%	667	697	732	732	713
Highland Hills	88%	92%	96%	95%	91%	809	837	869	842	816
Clarion Crossing	84%	86%	92%	92%	90%	617	652	591	592	579
Remington Place	90%	88%	91%	92%	92%	710	717	802	795	782
St. Regis	86%	86%	89%	95%	92%	630	654	716	733	700
The Trestles	87%	89%	86%	90%	93%	560	595	620	621	607
The Timbers	87%	88%	90%	89%	93%	581	590	655	651	638
Trinity Commons	86%	74%	90%	—	—	727	778	822	—	—
Glen Eagles	87%	86%	87%	87%	87%	656	647	671	701	670
Mill Creek	88%	89%	89%	87%	89%	570	576	590	597	585
Pinnacle Ridge	94%	96%	96%	94%	95%	611	619	607	588	563
Autumn Park	86%	90%	93%	—	—	846	771	804	—	—
St. Andrews	86%	81%	94%	—	—	668	690	685	—	—

South Carolina
Westchase	92%	91%	93%	91%	96%	608	591	599	594	589
Hampton Pointe	92%	89%	86%	92%	97%	699	678	699	701	681
Merritt at James Island	96%	—	—	—	—	1,037	—	—	—	—
Quarterdeck	97%	—	—	—	—	763	—	—	—	—
Waters Edge	98%	—	—	—	—	651	—	—	—	—
Windsor Place	93%	—	—	—	—	646	—	—	—	—
The Arbors at Windsor Lake	95%	93%	90%	94%	90%	679	676	675	653	661
Stone Ridge	88%	83%	83%	90%	91%	561	567	584	581	578
Cape Landing	92%	89%	90%	92%	93%	634	638	658	658	662

Virginia
Trophy Chase	90%	92%	93%	92%	91%	707	712	707	673	625
Greenbrier	96%	95%	98%	97%	95%	838	821	771	719	681
Tradewinds	94%	97%	91%	93%	94%	770	747	717	687	655

	Occupancy Rates (2)					December Average Rental Rates (3)
Property	2003	2002	2001	2000	1999	2003	2002	2001	2000	1999
Ashley Park	91%	94%	93%	94%	94%	677	680	679	657	629
Hampton Glen	91%	92%	93%	93%	93%	752	768	767	751	716
Trolley Square	93%	94%	96%	97%	91%	695	663	678	650	612
The Gables	93%	91%	88%	92%	92%	723	719	716	702	654
Chase Gayton	92%	91%	93%	—	—	766	769	759	—	—
Waterford	92%	89%	96%	—	—	786	768	603	—	—
Arbor Trace	98%	95%	90%	90%	93%	773	729	679	686	652
Harbour Club	98%	97%	90%	92%	92%	773	724	702	686	654
Mayflower Seaside	94%	97%	97%	95%	92%	894	849	787	758	761

Texas
Brookfield	81%	92%	96%	94%	93%	567	607	609	581	552
Toscana	76%	88%	91%	94%	97%	523	560	578	571	546
Paces Cove	78%	84%	88%	91%	91%	543	600	625	595	570
Timberglen	82%	83%	88%	91%	92%	585	626	652	639	611
Summer Tree	86%	90%	92%	96%	90%	506	529	564	552	524
Devonshire	85%	85%	90%	90%	95%	700	744	746	727	670
The Courts on Pear Ridge	91%	90%	95%	95%	94%	664	710	727	710	684
Eagle Crest	82%	89%	92%	91%	89%	646	665	694	682	643
Remington Hills	85%	86%	88%	91%	89%	776	838	852	843	805
Estrada Oaks	83%	89%	93%	90%	93%	640	666	662	643	629
Aspen Hills	85%	90%	92%	90%	90%	526	576	569	550	534
Mill Crossing	85%	90%	90%	91%	91%	539	575	565	548	536
Cottonwood	75%	87%	93%	94%	96%	578	639	596	578	540
Burney Oaks	85%	91%	90%	93%	95%	657	685	691	678	639
Copper Crossing	79%	89%	92%	87%	90%	535	544	537	520	506
The Arbors on Forest Ridge	84%	89%	89%	91%	91%	631	660	684	664	650
Park Village	91%	92%	96%	95%	92%	560	574	599	569	542
Wildwood	90%	91%	93%	88%	92%	632	670	685	662	658
Main Park	89%	95%	95%	98%	97%	786	788	815	779	733
Paces Point	77%	87%	94%	93%	97%	600	668	699	669	624
Silverbrook I	87%	87%	91%	94%	95%	581	620	626	598	559
Silverbrook II	80%	89%	90%	92%	96%	553	579	578	557	512
Grayson II	89%	89%	92%	93%	94%	707	761	762	740	693
Grayson I	91%	92%	94%	94%	93%	703	750	743	728	691
The Meridian	88%	92%	95%	97%	98%	595	644	691	664	612
Canyon Hills	90%	88%	93%	97%	98%	658	740	809	784	730
Cutter’s Point	81%	85%	91%	95%	95%	740	806	832	785	720
Sierra Ridge	90%	90%	88%	90%	90%	564	555	536	524	509
Windsor Heights	89%	(4)	—	—	—	1,045	917	—	—	—

	87%	89%	91%	92%	93%	$678	$686	$799	$674	$646

Notes to table of occupancy rates and average rental rates:

(1)	An open item denotes that the company did not own the property during the period indicated.
(2)	Economic occupancy percentage reflects scheduled rent divided by gross potential rent.
(3)	Average rent per month reflects December’s monthly gross potential rent divided by the property’s number of units.
(4)	This property was acquired in late December 2002, and therefore economic occupancy percentage was not available.

Item 3.	Legal Proceedings

Neither the company nor any of its apartment communities is presently subject to any material litigation nor, to the company’s knowledge, is any material litigation threatened against the company or any of its subsidiaries or apartment communities, other than ordinary routine actions incidental to the company’s business, some of which are expected to be covered by insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common Shares

The company’s common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “TCR.” The following table sets forth the quarterly high and low sale prices per common share on the NYSE for each quarter of the last two years and the cash distributions declared and paid for each quarterly period indicated.

	High	Low	Cash Distribution per Common Share
2002
First Quarter	$11.65	$10.51	$0.28
Second Quarter	11.58	10.75	0.28
Third Quarter	11.20	8.75	0.28
Fourth Quarter	9.00	6.51	0.28

2003
First Quarter	$8.25	$6.85	$0.28
Second Quarter	8.12	6.90	0.20
Third Quarter	8.50	7.11	0.20
Fourth Quarter	9.39	8.00	0.20

On March 1, 2004, the closing sale price of our common stock was $9.20 per share on the NYSE, and there were 1,843 shareholders of record of the 55,651,702 outstanding shares of common stock.

Distributions of $45.3 million and $53.5 million were made to the shareholders during 2003 and 2002, respectively.

The timing and amounts of distributions to shareholders are within the discretion of the company’s board of directors. Future distributions will depend on the company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT. The company’s distributions to its shareholders also may be limited by the agreements pertaining to the company’s secured lines of credit.

For federal income tax purposes, distributions paid to common shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the company’s current and accumulated earnings and profits. Distributions which exceed the company’s current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder’s basis in his common shares and reduce the shareholder’s basis in the common shares. To the extent that a distribution exceeds both the company’s current and accumulated earnings and profits and the shareholder’s basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder’s common shares. The company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 2003, approximately 92.6% of distributions on common shares represented a return of capital, 5.0% represented ordinary income and 2.4% represented long-term capital gain.

The company has a Dividend Reinvestment and Share Purchase Plan (as amended, the “Plan”) which allows any record holder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2003, 2002, and 2001, $5.4 million, $6.8 million, and $6.5 million, respectively, were provided through the reinvestment of distributions.

In addition, the Plan has a direct purchase feature in which investors may acquire common shares by making cash payments without payment of any brokerage commissions or other fees. During 2003 and 2002, direct purchases accounted for $0.7 million and $0.8 million, respectively, of the proceeds raised under the Plan.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the company’s common shares. Under this authorization, the company has, as of December 31, 2003, repurchased 2.0 million common shares at an average price of $10.80 per share for a total cost of $21.3 million. For the year ended December 31, 2003, the company repurchased 26,550 common shares at an average price of $7.17 per share for a total cost of $0.2 million.

Preferred Shares

The company declared and paid total distributions of $2.3752 per share on the Series A Convertible Preferred Shares during 2003 and 2002. At December 31, 2003 and 2002, a total of 127,380 preferred shares remained outstanding.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2003. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Report.

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data and apartment communities owned)
Operating Results
Rental and property income	$171,652	$159,866	$149,713	$143,574	$119,282
Net (loss) income before gain on sales of investments and minority interest of unit holders in operating partnership	(9,432)	(555)	17,117	34,202	29,590
Discontinued operations (Loss) income from discontinued operations	(15)	739	880	—	—
Gain on sales of investments	1,887	—	—	—	—
Gain on sales of investments	—	—	—	22,930	—
Net (loss) income	(7,298)	220	17,990	58,144	30,037
Distributions to preferred shareholders	303	303	7,698	30,305	12,323
Excess consideration paid over book value to preferred shareholders	—	—	27,492	—	—
Net (loss) income available to common shareholders	(7,601)	(83)	(17,200)	27,839	17,714
Distributions to common shareholders	45,316	53,482	45,905	40,251	42,050
Per Share
Net (loss) income per common share-basic and diluted from continued operations	$(0.18)	$(0.02)	$(0.42)	$0.05	$0.24
Net income per common share-basic and diluted from discontinued operations	$0.04	$0.02	$0.02	$0.72	$0.21
Net (loss) income per common share	$(0.14)	$0.00	$(0.40)	$0.77	$0.45
Distributions per preferred share	$2.38	$2.38	$2.31	$2.19	$0.97
Distributions per common share	$0.88	$1.12	$1.12	$1.10	$1.07
Distributions representing return of capital-tax basis	93%	70%	32%	41%	11%
Weighted average shares outstanding-basic	52,643	48,068	43,450	36,081	39,183
Balance Sheet Data
Investment in rental property-gross	$1,307,420	$1,158,827	$1,070,867	$866,841	$917,474
Total assets	$1,124,442	$1,014,847	$980,691	$799,781	$869,265
Notes payable-unsecured	$—	$77,913	$55,000	$13,210	$157,500
Notes payable-secured	$801,754	$604,446	$554,600	$245,423	$105,046
Shareholders’ equity	$286,005	$287,074	$333,834	$522,002	$574,365
Common shares outstanding	55,534	48,361	47,665	34,926	38,712
Other Data
Cash flow from:
Operating activities	$41,678	$46,815	$51,836	$53,913	$63,010
Investing activities	$(7,884)	$(36,471)	$(79,796)	$50,254	$(31,144)
Financing activities	$(33,781)	$(17,620)	$32,475	$(116,294)	$(18,187)
Number of apartment communities owned at year-end	89	82	80	72	87
Funds from operations calculation
Net (loss) income	$(7,298)	$220	$17,990	$58,144	$30,037
Adjustments:
Gain on sales of investments	(1,887)	—	—	(22,930)	—
Depreciation and amortization of real estate assets	52,956	46,021	39,999	36,295	29,310
Minority interest of unit holders in operating partnership	(262)	(36)	—	—	—
Other	—	—	—	—	141

Funds from operations (a)	$43,509	$46,205	$57,989	$71,509	$59,488

(a)	Funds from Operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains and (losses) from sales of depreciable property, minority interest of unit holders in operating partnerships, plus depreciation. This definition conforms with the National Association of Real Estate Investment Trust’s (NAREIT) definition issued in October 1999 which was effective beginning January 1, 2000. The company’s management believes that FFO provides investors with an understanding of the company’s ability to incur and service debt and make capital expenditures. The company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the company’s activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. In addition, there can be no assurance that the company’s basis for computing FFO is comparable with that of other real estate investment trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the company is to acquire, develop and manage existing residential apartment communities located in the southern United States. As of December 31, 2003, the company owned 89 apartment communities, which comprised a total of 23,189 apartment homes. The company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.

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

The company’s operations are affected by the following factors: demand for apartment communities in the company’s markets and the effect on occupancy levels and rental rates, job growth, overbuilding of apartment communities, low mortgage interest rates and the availability of refinancing.

On May 28, 2003, the company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities containing 1,966 apartment homes located in South Carolina and Georgia, interests in two joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes and a third party property management business. The purchase price was $159.1 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt.

In conjunction with the Merry Land merger, the company acquired a third party property management business which included six apartment communities. As of December 31, 2003, the company managed seven apartment communities with 1,828 apartment homes.

The company, as the general partner, also has approximately an 84% interest in the Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the company and the prior owner, which is a minority limited partner and is not otherwise related to the company.

The company uses property operating income (rental income less property operating expenses as defined below) as a measure to evaluate performance of the apartment communities. Property operating income is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the company, may not be comparable to similarly entitled measures reported by other companies. Property operating expenses include the following expense categories:

property and maintenance, taxes and insurance and property management. Property operating income increased 2.9% to $93.1 million in 2003 from $90.4 million in 2002. Overall rental revenues were down due to higher vacancies and a decline in the average rental rates. Operating property expenses were higher due to an increase in utility costs, real estate assessments and tax rates, insurance costs and turnover costs incurred due to higher vacancies. Interest expense increased to $45.9 million in 2003 from $41.7 million in 2002. Depreciation and amortization of real estate assets increased $7.6 million during 2003 over 2002. The company reported net loss available to common shareholders of $7.6 million due to the items mentioned above. Each of these items will be described in further detail later in our discussion.

The company operated in 18 markets overall. At December 31, 2003, the company’s three largest markets comprised 51% of its real estate owned, at cost. The following table summarizes the company’s apartment market information (dollars in thousands):

Market	Number of Apartment Communities	Total Cost	Number of Apartment Homes	% of Total Cost of Apartments	Annual Average Economic Occupancy
					2003	2002
Dallas/Fort Worth, TX	26	$318,074	6,776	24%	84%	89%
Charlotte, NC	12	189,974	3,127	15%	83%	85%
Raleigh/Durham, NC	10	150,384	2,428	12%	87%	86%
Atlanta, GA	6	119,158	1,841	9%	83%	86%
Richmond, VA	6	102,383	1,693	8%	92%	92%
Charleston, SC	6	96,361	1,544	7%	94%	90%
Savannah, GA	5	80,021	1,078	6%	90%	—
Virginia Beach, VA	4	39,790	909	3%	95%	96%
Other (10 markets)	14	205,825	3,793	16%	87%	89%

		1,301,970	23,189	100%
Real estate under development		5,450	—	—	—	—

	89	$1,307,420	23,189	100%	87%	89%

The following discussion is based on the financial statements of the company as of December 31, 2003, 2002, and 2001. This information should be read in conjunction with the selected financial data and the company’s consolidated financial statements included elsewhere in this annual report.

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Income and Occupancy

During 2003, the company was still experiencing weakness in occupancy rates and decreases in rental rates as a result of the slow recovery from the recession, new apartment construction, and the strength of the single family housing industry.

The company’s property operations for the year ended December 31, 2003 include the results of operations of 89 apartment communities acquired to date, including apartment communities acquired through the Merry Land merger on May 28, 2003. The operations of the two apartment communities sold during the first quarter of 2003 are reflected in “discontinued operations.” The increases in revenue are primarily due to the effect of the rental income generated from the apartment communities acquired through the Merry Land merger and the full effect in 2003 of the two apartment communities acquired and the two phases to existing apartment communities completed in 2002; however, the increase was offset by the increase in rental concessions and the decrease in economic occupancy levels, discussed below, which resulted from the continuing soft market conditions in the major markets in which the company operates.

The principle source of the company’s revenue is the rental operation of its apartment communities. Rental income increased 6.4% in 2003 to $163.1 million, up $9.8 million over 2002. Rental income from the Merry Land merger and the 2002 acquisitions accounted for the majority of the increase. In addition, the company recorded a charge in 2002 of approximately $1.1 million due to a change in the estimate of the collectibility of tenant receivables. The increase in rental income is offset in part by a reduction in average economic occupancy from 89% in 2002 to 87% in 2003, an increase in rental concessions and a decline in the average rental rate. Average rental rate per apartment home in 2003 was $678 and $686 in 2002, a decline of 2%.

Other property income increased $2.0 million in 2003 over 2002. Other property income included reimbursement for sub-metering of utilities and ancillary income. For the year ended December 31, 2003, other property income also included approximately $0.6 million in excess recoveries from casualty insurance over the cost of the damage. The majority of the increase related to the increase in sub-metering income of $1.4 million and the addition of the third party management business in the amount of $0.3 million.

The company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. These categories primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs and advertising and marketing. Property operating expenses in 2003 were $78.6 million and $69.4 million in 2002. The increase is primarily due to the incremental effect of the Merry Land merger and the full effect in 2003 of the 2002 acquisitions. The increases in real estate assessments and tax rates, utilities costs, property insurance costs, and turnover costs due to the increase in vacancy also contributed to the increase in property operating expenses. The property operating expense ratio (the ratio of property operating expenses to rental income) was 48.2% and 45.3% for 2003 and 2002, respectively due to the increases mentioned above.

Depreciation and amortization of real estate assets increased to $52.8 million in 2003 from $45.2 million in 2002, and is directly attributable to a full year of depreciation of the 2002 acquisitions, depreciation on the 2003 acquisitions from their respective acquisition dates and the depreciation associated with capital improvements made during 2003 and 2002. In addition, in conjunction with the Merry Land merger, the company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. None of the intangible asset value was attributable to above or below market rates, but rather attributable to foregone costs associated with having in-place leases. The company recorded $0.9 million of amortization of the net intangibles in 2003.

General and administrative expenses totaled 2.3% and 2.5% of rental income in 2003 and 2002, respectively. These expenses represent the administrative expenses of the company as distinguished from the property operating expenses of the company’s apartment communities. The decrease is due to increased capitalization of certain costs.

Interest Income

The company’s interest income increased $0.3 million for the year ended December 31, 2003 over 2002. The majority of the increase is due to the interest income earned on the notes receivables assumed in connection with the Merry Land merger.

Interest Expense

The company incurred $45.9 million and $41.7 million of interest expense in 2003 and 2002, respectively, associated with borrowings under its secured and unsecured lines of credit, existing and assumed mortgage notes, amortization of deferred financing costs and interest associated with the company’s capital leases. The increase was principally a result of the following:

•	$3.6 million of the increase related to the interest on the existing and assumed fixed and variable mortgage notes. The increase was due to the interest expense associated with the mortgage notes assumed with the Merry Land merger, a full year of interest expense on the $53.6 million of secured debt placed or assumed in 2002, and the $101.8 million refinancing completed in 2003.

•	$0.5 million of the increase related to the amortization of the deferred financing cost associated with the $151.8 million financings. (See Note 5 to the consolidated financial statements.)

•	$0.2 million of the increase related to interest associated with the company’s capital leases.

The increase was partially offset by $0.1 million decrease related to the interest on the secured and unsecured lines of credit.

The overall weighted average interest rate for all borrowings was 5.9% and 6.5% during 2003 and 2002, respectively. Interest expense is reduced by the amortization of the fair value premium adjustment recorded in connection with the assumption of above market rate debt in connection with the acquisition of apartment communities. The premiums are amortized over the remaining term of the related indebtedness on the effective interest method. Average debt, secured and unsecured, increased from $630 million in 2002 to $753 million in 2003. The increase is due to the full effect of the fixed and variable rate borrowings obtained or assumed in 2002 and the incremental effect of the 2003 fixed and variable rate borrowing obtained or assumed in 2003.

Income from Discontinued Operations

During the first quarter of 2003, the company sold two apartment communities containing a total of 395 apartment homes for a total sales price of $15.9 million and recognized a gain of $1.9 million. As a result of the sales, the company’s financial statements presented have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.” Income from discontinued operations decreased from 2003 to 2002 due to the timing of the sale. All historical statements have been restated to conform to this presentation in accordance with SFAS No. 144.

Net Loss Available to Common Shareholders

Net loss available to common shareholders was $7.6 million ($0.14 per share) for the year ended December 31, 2003, compared to $0.1 million ($0.00 per share) for the prior year. The increase in net loss available to common shareholders resulted primarily from the increase in property operating expenses, interest expense and depreciation and amortization of real estate assets exceeding the increase in total revenues. The gain recognized on the sales of two apartment communities during 2003 offset this decrease which is included in the income from discontinued operations (see Note 2 to the consolidated financial statements).

Comparable Property Operations

Property operating income is a measure the company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the company, may not be comparable to similarly entitled measures reported by other companies. The company’s “same-community” portfolio consists of 74 stabilized apartment communities, containing 20,127 apartment homes, that the company has owned since January 1, 2002, representing approximately 87% of the company’s 23,189 apartment homes. The two apartment communities sold in the first quarter of 2003 have been eliminated from the calculation. Property management expenses are excluded from this evaluation. For 2003, “same-community” property operating income (rental income less property operating expenses) decreased 7%, rental income decreased 3% and property operating expenses increased 4% over 2002. The decrease in rental income is primarily due to the soft overall market conditions, which resulted in increased rental concessions and lower average occupancies. The company’s property operating expenses increased primarily due to higher utility costs, real estate assessments and property insurance costs. Average monthly rental rates for the “same-community” portfolio decreased 4% to $661 per apartment home in 2003 from $685 per apartment home in 2002.

In order to make a meaningful comparison of property operating income for these apartment communities, the write-offs of tenant receivables and a one-time reduction to expenses were excluded. If this adjustment had been considered for the years ended December 31, 2003 and 2002, property operating income would have decreased 9%; total revenues would have decreased 3%; and property operating expenses would have increased 5%.

Property operating expenses primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs, and advertising and marketing. In addition, property operating expenses exclude depreciation, general and administrative, other expenses, interest income and expense and minority interest, as these are not considered in the operating performance of the apartment communities.

The following is a reconciliation of the “same community” property operating income to net (loss) income as determined in accordance with generally accepted accounting principles (in thousands):

	2003	2002
Comparable properties (same communities)
Rental and other property income	$158,146	$162,652
Property operating expenses	(66,637)	(64,138)

Property operating income	91,509	98,514
Non-comparable properties (remaining communities)
Rental and other property income	21,407	4,857
Property operating expenses	(7,843)	(2,099)

Property operating income	13,564	2,758
Unallocated expenses	(7,901)	(7,040)
Depreciation and amortization of real estate assets	(52,794)	(45,157)
Property management	(4,102)	(3,798)
General and administrative	(3,824)	(3,904)
Other depreciation	(23)	(24)
Other	(239)	(251)
Interest income	274	31
Interest expense	(45,896)	(41,684)
Minority interest of unit holders in operating partnership	262	36
Net income from discontinued operations	1,872	739

Net (loss) income	$(7,298)	$220

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Income and Occupancy

The company’s property operations for the year ended December 31, 2002 included the results of operations for the entire year from 80 apartment communities acquired before 2002 and from the respective acquisition dates of the four apartment communities acquired in 2002. The company owned 82 apartment communities at December 31, 2002. Two of the four 2002 acquisitions included two new phases at two existing apartment communities owned by the company. The increases in rental revenues and property operating expenses for the year ended December 31, 2002 over the same period in 2001 are primarily due to the effect of a full year of operation in 2002 of the 2001 acquisitions as well as the incremental effect of the 2002 acquisitions. In addition, the company in the third quarter of 2002 recorded a charge of approximately $1.1 million due to a change in the estimate of the collectibility of tenant receivables. The increase in rental revenues is offset in part by a reduction in average economic occupancy from 91% in 2001 to 89% in 2002 and an increase in rental concessions which are both attributable to softening in overall market conditions in the major markets in which the company operates.

Rental income increased 7.7% in 2002 to $153.3 million, up $10.9 million over 2001. The increase in rental income is primarily due to the factors described above.

Expenses

Property operating expenses in 2002 were $69.4 million and $59.6 million in 2001. The increase is primarily due to the full effect in 2002 of the 2001 acquisitions and the incremental effect of 2002 acquisitions. The increases in property insurance costs, real estate assessments and tax rates and turnover costs due to the increase in vacancy also contributed to the increases in property operating expenses. The property operating expense ratio (the ratio of property operating expenses to rental income) was 45.3% and 41.9% for 2002 and 2001, respectively.

Depreciation of real estate increased to $45.2 million in 2002 from $39.1 million in 2001, and is directly attributable to a full year of depreciation of the 2001 acquisitions, depreciation on the 2002 acquisitions from their respective acquisition dates and the depreciation associated with capital improvements made during 2002 and 2001.

General and administrative expenses totaled 2.5% and 2.3% of rental income in 2002 and 2001, respectively.

Interest Income

The company earned interest income of $30,988 in 2002 and $0.5 million in 2001 from the investment of its cash and cash reserves. The decrease in 2002 is due to a decrease in average invested funds coupled with lower interest rates. In 2001, the company had $46.7 million invested pending its tender offer on April 18, 2001 for the company’s outstanding Series A Convertible Preferred Shares.

Interest Expense

The company incurred $41.7 million and $30.9 million of interest expense in 2002 and 2001, respectively, associated with borrowings under its unsecured lines of credit, existing and assumed mortgage notes, amortization of deferred financing costs. The increase was principally a result of the following:

•	$11.4 million of the increase related to the interest on the existing and assumed fixed and variable mortgage notes. The increase is due to the full year of interest on the fixed and variable rate mortgage notes placed or assumed on 26 apartment communities during 2001 and the addition of $53.6 million of secured debt placed or assumed on four apartment communities in 2002.

•	$0.1 million of the increase related to the amortization of the deferred financing costs.

•	$0.7 million of the increase related to the interest on the unsecured lines of credit. During 2002, an additional $25 million was borrowed under this arrangement.

The overall weighted average interest rate for all borrowings was 6.5% and 6.8% during 2002 and 2001, respectively. Average debt, secured and unsecured, increased from $451 million in 2001 to $630 million in 2002. The increase is due to the full effect of the fixed and variable rate borrowings obtained or assumed in 2001 and the incremental effect of the 2002 fixed and variable rate borrowing obtained or assumed in 2002. This increase was offset in part by decreasing interest rates on the company’s unsecured lines of credit during 2002.

Net Loss Available to Common Shareholders

Net loss available to common shareholders was $0.1 million ($0.00 per share) for the year ended December 31, 2002, compared to $17.2 million ($0.40 per share) for the prior year. The decrease in net loss available to common shareholders resulted primarily from the excess consideration paid over the carrying value of the company’s Series A Convertible Preferred Shares in 2001. This decrease was offset by an increase in interest expense and depreciation expense.

Comparable Property Operations

The company’s “same-community” portfolio consists of 69 stabilized apartment communities, containing 17,254 apartment homes, that the company has owned since January 1, 2001, representing approximately 80% of the company’s 21,618 apartment homes. The two apartment communities sold in 2003 are included for this calculation. For 2002, “same-community” property operating income, excluding property management expense, decreased 9%, rental income decreased 3% and property operating expenses increased 5% over 2001. The decrease in rental income is primarily due to the softening in the overall market conditions, which resulted in increased rental concessions and lower average occupancies. The company also experienced an increase in property operating expenses as a result of increased costs to rent vacant apartments along with increases in property insurance costs and real estate taxes. Average monthly rental rates for the “same-community” portfolio decreased 1% to $677 per apartment home in 2002 from $681 per apartment home in 2001.

In order to make a meaningful comparison of property operating income for these apartment communities, a one-time charge to tenant receivable of $1.1 million as well as $0.3 million of other charges were excluded as these items occurred in 2002. If the adjustments had been considered for 2002 over 2001, property operating expenses increased 4%; property operating income decreased 10%; and rental income decreased 5%. In addition, property operating income excludes depreciation, amortization, general and administrative, other expenses, interest income and expenses and minority interest, as these are not considered in the operating performance of the apartment communities.

The following is a reconciliation of the adjusted “same community” property operating income to net income as determined in accordance with generally accepted accounting principles (in thousands):

	2002	2001
Comparable properties (same communities)
Rental and other property income	$134,096	$138,748
Property operating expenses	(56,295)	(53,556)

Property operating income	77,801	85,192
Non-comparable properties (remaining communities)
Rental and other property income	28,622	13,920
Property operating expenses	(9,858)	(4,190)

Property operating income	18,764	9,730
Unallocated expenses	(730)	—
Depreciation of rental property	(46,021)	(39,999)
Property management	(3,798)	(3,049)
General and administrative	(3,904)	(3,309)
Other depreciation	(24)	(26)
Other	(251)	(87)
Interest income	31	497
Interest expense	(41,684)	(30,952)
Minority interest of unit holders in operating partnership	36	(7)

Net income	$220	$17,990

Related-Party Transactions

During 2003, Mr. Glade M. Knight, the company’s Chairman and Chief Executive Officer, served as Chairman and Chief Executive Officer of three extended-stay hotel REITs, Apple Suites, Inc., Apple Hospitality Two, Inc., and Apple Hospitality Five, Inc., and also owned companies which provided services to these entities. Apple Hospitality Two, Inc. acquired Apple Suites, Inc. in a merger transaction during the first quarter of 2003. During 2003 and 2002, the company provided real estate acquisition and offering-related and other services to these entities and received payment of approximately $0.2 million and $0.6 million, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet present and future financial obligations either through the sale of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. The company’s primary sources of liquidity are cash flows from operations as determined by rental rates, occupancy levels and property operating expenses; proceeds from its lines of credit; reinvestment of distributions; and proceeds from secured debt.

The company’s demands for liquidity include normal property operating activities, payment of principal and interest on outstanding debt, capital expenditures, acquisition of apartment communities, payment of distributions and development costs.

The company has met and expects to continue to meet short-term liquidity requirements, generally through the cash flow from operations, equity raised from its dividend reinvestment plan, and borrowings on its lines of credit. It is expected that these will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal and interest payments on debt in 2004. At December 31, 2003, the company had $36 million available under its lines of credit and $1.4 million in cash and cash equivalents. In addition, the company had $9.9 million in reserves held by various lenders for capital expenditures, real estate taxes and insurance.

The company expects to meet certain long-term liquidity requirements, such as scheduled debt maturities, the repayment of financing on development activities, and possible property acquisitions, through secured borrowings, possible refinancing, disposition of certain assets that, in our evaluation, may no longer meet our investment requirements or issuance of operating partnership units.

Our long-term ability to pay distributions to our various stakeholders is dependent upon cash flows from our apartment communities. While we have substantial cash flow from our operations, on a short-term basis, our cash flow is less than our cash needs and we have had to seek alternative funding sources. During 2003, our cash flow from operating activities was $41.7 million. Cash required to fund capital improvements to our apartment communities was $13.7 million. Distributions to our preferred stockholders, operating partnership unit holders and common stockholders were approximately $47.3 million in 2003. We funded the excess of our distributions over our cash flow from ordinary course, short-term borrowings of $8.3 million. In addition, sales of two properties, executed as a part of our long-term business strategy, also provided approximately $15 million. The sales of these properties did not have a material impact upon our property operating income.

In the event that there continues to be an economic downturn or the national economy does not recover sufficiently and the cash flow from operations are no longer adequate, the company has additional means, such as its borrowing availability on its lines of credit, to help meet our short term liquidity demands.

The company considers on a regular basis what level of distributions to common shareholders is appropriate, and there is no assurance that the company’s distribution to common shareholders will continue at the current level.

Operating Activities

For the year ended December 31, 2003, our net cash provided by operating activities was $41.7 million, compared to $46.8 million for the same period in 2002. This decline is due primarily to the economic downturn in the national economy and the related decline in our operating activities.

Investing Activities

For the year ended December 31, 2003, our net cash used in investing activities was $7.9 million compared to $36.5 million for the same period in 2002. In 2003, our investing activities related to investments in acquisitions and in our existing apartment communities through capital expenditures and redevelopment, as well dispositions of apartment communities.

Acquisitions

On May 28, 2003, the company completed the acquisition of Merry Land, which owned nine apartment communities in South Carolina and Georgia containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes, and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment, identified intangible assets of in-place leases and debt assumed. The purchase price was $159.1 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the company’s common shares and 0.220 of the company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the company’s Series B convertible preferred shares were issued as a result of the merger. The Series B convertible preferred shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction.

Real Estate under Development

The company has three development projects, two of which were assumed with the Merry Land merger mentioned above and are to be completed during 2005. The company’s share of estimated future cash expenditures to complete these projects will be funded through advances on future construction loans.

Disposal of Investments

During the first quarter of 2003, the company sold two apartment communities containing a total of 395 apartment homes for a total sales price of $15.9 million with net proceeds of $15.0 million and recognized a gain of $1.3 million. As a result of the sales, the company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.”

Financing Activities

For the year ended December 31, 2003, our net cash used in financing activities was $33.8 million compared to $17.6 million for the same period in 2002. In 2003, our financing activities related to mortgage financings, payment of distributions and payment of our principal debt amortization.

The following is a summary of the company’s financing activities for the year ended December 31, 2003:

•	Entered into a $50 million secured revolving credit facility. The two-year secured credit facility is divided into two loans, a $40 million revolving credit facility and a $10 million “swingline” credit facility.

•	Financed $101.8 million in variable rate mortgage notes.

•	Paid $2.7 million in deferred financing costs associated with the above $151.8 million financings.

•	Repaid and terminated the $85 million unsecured line of credit using proceeds from the above financings.

•	Repaid $23.3 million in variable and fixed rate mortgage notes using proceeds from the above financings.

•	Paid scheduled debt maturities in the amount of $4.2 million.

•	Issued $5.4 million of shares through the dividend reinvestment plan.

•	Paid distributions in the amount of $47.3 million to common and preferred shareholders and operating partnership unit holders.

•	Repurchased $0.2 million in common shares.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the company’s common shares. Under this authorization, the company has, as of December 31, 2003, repurchased 2.0 million common shares at an average price of $10.80 per share for a total cost of $21.3 million. For the year ended December 31, 2003, the company repurchased 26,550 common shares at an average price of $7.17 per share for a total cost of $0.2 million.

At the request of various lenders, some of the company’s financings were provided to new wholly-owned subsidiaries of the company, which were formed for the special purpose of receiving the financing proceeds and holding the mortgaged apartment communities. The company continues to manage the apartment communities. All of these financings are reflected on the audited consolidated financial statements of the company.

Capital Requirements

The company has an ongoing capital expenditure plan to fund its renovation program for its apartment communities. Capital expenditures include capital replacements, initial capital expenditures, and redevelopment enhancements. The company anticipates funding these cash requirements as needed from a variety of sources including equity raised from its dividend reinvestment plan and debt provided by its lines of credit.

Capital resources are expected to grow with the future sale of the company’s shares and from cash flows from operations. Approximately 12.0% of all 2003 common stock distributions, or $5.4 million, was reinvested in additional common shares. In general, the company’s liquidity and capital resources are believed to be sufficient to meet its cash requirements during 2004.

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code. As a result, the company has no provision for federal income taxes, and thus there is no effect on the company’s liquidity from federal income taxes. The company created a C-corporation which elected the taxable REIT subsidiary (“TRS”) status for financing purposes for one apartment community. The TRS is subject to federal, state and local income taxes. For the year ended December 31, 2003, the impact of this TRS’s income taxes and related tax attributes were not material to the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Interest	$48,021	$43,799	$40,635	$35,033	$34,093	$109,973	$311,554
Mortgages	31,829	131,411	96,731	14,794	56,646	451,958	783,369
Capital leases	291	306	304	197	60	44	1,202

	$80,141	$175,516	$137,670	$50,024	$90,799	$561,975	$1,096,125

The company anticipates two development projects to be completed during 2005 and the costs associated with the developments to be funded through advances on the project’s construction loans.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The company has approximately an 84% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the company, at its option, will convert the preferred operating partnership units into either common shares of the company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis. During 2003, the remaining 319,715 non-preferred operating partnership units converted to preferred operating partnership units as certain lease-up and stabilization criteria were met. As of December 31, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the company’s option.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our financial statements.

Capital Expenditures

The company capitalized expenditures related to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset. Expenditures necessary to maintain an existing asset in ordinary operating condition, such as repairs and maintenance, are expensed as incurred.

The company capitalizes interest, real estate taxes, insurance and certain internal development and related overhead costs directly to the apartment community under development. Interest is capitalized to development projects based upon the weighted average cumulative project costs for each period multiplied by the company’s borrowing costs on its line of credit, expressed as a percentage. The internal development and related overhead costs are capitalized to the development projects based upon the effort identifiable with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as real estate under development. The company ceases the capitalization of such costs as the apartment homes become substantially complete and available for occupancy.

The company capitalized $16.4 million of improvements to its various apartment communities during 2003. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $9.7 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $4.7 million for 2003. Redevelopment expenditures, including amenities that add a material new feature or revenue source at our acquired apartment communities, totaled $2.0 million. The company capitalized costs of $0.7 million in development costs for 2003. The company’s total non-real estate capital additions, such as computer software, computer equipment, furniture and fixtures and property improvements to the company’s management offices and its corporate offices, was approximately $1.3 million and is reflected on the balance sheet in the other asset category.

The company is also required by various lenders to fund a replacement reserve in advance for capital improvements.

The company’s capital improvement budget is reviewed continually and adjustments will be made if deemed necessary.

Real Estate Assets—Impairment Assessment

We periodically assess our real estate assets for possible permanent impairment when certain events or changes in circumstances indicate that the carrying amount of real estate may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines if it is probable that the sum of the expected undiscounted future cash flows over the expected holding period is less than the carrying amount of the property being assessed. If the undiscounted future cash flows are less than the carrying amount, then an impairment loss would be recognized equal to the amount of the difference between the fair value of the property and its carrying amount. No impairment losses have been recorded to date.

Real Estate Assets—Allocation of Purchase Price

The company accounts for acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the company’s results of operations from the date of acquisition. The company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, and if material, identified intangible assets and liabilities of above/below market leases and at-market leases in place based on their fair values. Allocation of fair value to real estate assets were based on internal management estimates on a property by property basis using discounted cash flows using market capitalization rates. All liabilities with maturities in excess of one year assumed in connection with an acquisition is marked to market at the date of the acquisition using a market interest rate in effect at that date for similar debt agreements with similar maturities. The resulting premium or discount is amortized into interest expense over the life of the related debt agreement using the effective interest method. Determinations of fair values used in purchase price allocation are by their nature subjective and may have a significant impact on reported asset and liability balances in the consolidated balance sheets and in the reported amounts of depreciation expense and interest expense in the consolidated statements of operations.

Rental Revenue and Related Cost Recognition

Rental income and other income are recorded on an accrual basis. Rental concessions and direct lease costs associated with lease origination are amortized on a straight-line basis over the terms of the respective leases. The company’s apartment communities are leased under lease agreements that, typically, have terms that do not exceed one year. Deferred rental concessions and direct lease costs were $2.0 million and $2.2 million at December 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003, and is effective immediately for all transactions entered into with variable interest entities before February 2003. The provisions of FIN 46 must be applied to all remaining entities subject to the Interpretation from the beginning of the first quarter of 2004. This statement defines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. The company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the company does not anticipate this Statement having a material impact on its consolidated financial statements.

At the July 31, 2003 Emerging Issues Task Force meeting, the SEC Observer clarified the application of Topic D-42 related to preferred stock issuance costs. According to the clarification, all preferred stock issuance costs, regardless of where in the stockholders’ equity section the costs were initially recorded, should be charged to income available to common shareholders for the purpose of calculating earnings per share at the time the preferred stock is redeemed. The SEC Observer indicated that preferred stock issuance costs not previously charged to income available to common shareholders should be reflected retroactively in financial statements for reporting periods ending after September 15, 2003 by restating the financial statements of prior periods on an as filed basis. We have included these costs in determination of the excess of consideration paid over book value to preferred shareholders in our 2001 consolidated statement of operations, therefore, no adjustment was required.

Market Risk Disclosure

The company is subject to changes in the fair market value of its fixed rate secured debt amounting to $597.4 million at December 31, 2003. If market interest rates for fixed rate debt were 100 basis points higher at December 31, 2003, the fair value of fixed rate debt would decrease by $22.3 million to $575.1 million. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2003, the fair value of fixed rate debt would have increased from $597.4 million to $656.6 million.

The company has market risk exposure to short-term interest rates from variable rate borrowings under its existing secured line of credit and variable rate secured debt. The existing secured lines of credit bears interest at LIBOR plus 1.575%. The company may utilize variable rate debt up to specified limits to total market capitalization. The company has analyzed its interest rate risk exposure. If market interest rates for these types of credit facilities average 100 basis points more in 2004 than they did in 2003, and the company’s secured lines of credit were at the maximum of $50 million, and the variable rate secured debt remained at $172.4 million, the company’s interest expense would increase, and net income would decrease by $2.2 million. These amounts are determined by considering the impact of hypothetical interest rates on the company’s borrowing cost. These analyses do not consider the effects of the reduced overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Impact of Inflation

Substantially all of our leases are for a term of one year or less, which enables us to realize increased rents upon renewal of existing leases or the beginning of new leases. The short-term nature of these leases generally serves to reduce our risk of the adverse inflation. Short-term leases and relatively consistent demand allow rents, and therefore cash flow from the portfolio, to provide an attractive hedge again inflation.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

For information with respect to the company’s directors and director nominees see the information under “Ownership of Equity Securities” and “Election of Directors” in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the company’s executive officers see “Executive Officers” in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation

For information with respect to compensation of the company’s executive officers and directors, see the information under “Compensation of Executive Officers” and “Compensation of Directors” in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under “Ownership of Equity Securities” in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under “Certain Relationships and Agreements” in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to certain principal accountant fees and services, see the information under the caption “Independent Public Accountants” in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the pre-approval policies for audit and non-audit services, see the information under the same caption in the company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report

1.	Financial Statements.

See Index to Consolidated Financial Statements and Schedule on page 34 of this Report.

2.	Financial Statement Schedule.

See Index to Consolidated Financial Statements and Schedule on page 34 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibit Index” on page 62 of this report.

(b)	Reports on Form 8-K

During the last quarter of 2003, the company filed the following current reports with the Securities and Exchange Commission:

Current Report on Form 8-K dated November 5, 2003, filed with the Securities and Exchange Commission on November 6, 2003, under Item 12.

Current Report on Form 8-K dated October 1, 2003, filed with the Securities and Exchange Commission on October 3, 2003, under Item 5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE REALTY INCOME TRUST, INC.

By:	/s/ GLADE M. KNIGHT	March 12, 2004
Glade M. Knight

Chairman of the Board and Chief Executive Officer

By:	/s/ STANLEY J. OLANDER, JR.	March 12, 2004
Stanley J. Olander, Jr.

President and Chief Financial Officer (in such capacity, the principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacities	Date

/s/ GLADE M. KNIGHT Glade M. Knight	Director, Chairman of the Board and Chief Executive Officer	March 12, 2004

/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr.	Director, President and Chief Financial Officer	March 12, 2004

/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr.	Director	March 12, 2004

/s/ KENT W. COLTON Kent W. Colton	Director	March 12, 2004

/s/ LESLIE A. GRANDIS Leslie A. Grandis	Director	March 12, 2004

Penelope W. Kyle	Director	March 12, 2004

/s/ HARRY S. TAUBENFELD Harry S. Taubenfeld	Director	March 12, 2004

/s/ MARTIN ZUCKERBROD Martin Zuckerbrod	Director	March 12, 2004

/s/ W. TENNENT HOUSTON W. Tennent Houston	Director	March 12, 2004

/s/ ROBERT A. GARY IV Robert A Gary IV	Director	March 12, 2004

CORNERSTONE REALTY INCOME TRUST, INC.

All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Cornerstone Realty Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Realty Income Trust, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Realty Income Trust, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/  ERNST & YOUNG LLP

Richmond, Virginia

February 10, 2004

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except per share dollar)
ASSETS
Investment in rental property:
Land	$160,192	$149,133
Buildings and property improvements	1,103,043	960,735
Furniture and fixtures and other	38,735	34,139
Real estate under development	5,450	1,635
Assets available for sale, net	—	13,185

	1,307,420	1,158,827
Less accumulated depreciation	(224,535)	(172,978)

	1,082,885	985,849

Cash and cash equivalents	1,393	1,380
Prepaid expenses	5,334	4,636
Deferred financing costs, net	5,924	4,519
Investment in real estate joint ventures	2,649	—
Other assets	26,257	18,463

Total Assets	$1,124,442	$1,014,847

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities
Notes payable-unsecured	$—	$77,913
Notes payable-secured	801,754	604,446
Distributions payable	76	76
Accounts payable and accrued expenses	14,950	12,953
Rents received in advance	884	606
Tenant security deposits	1,889	1,574

Total Liabilities	819,553	697,568
Minority interest of unit holders in operating partnership	18,884	30,205

Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; 127 shares $25 liquidation preference, Series A Cumulative Convertible Redeemable issued and outstanding	2,680	2,680
Common stock, no par value, authorized 100,000 shares; issued and outstanding 48,361 shares and 55,534 shares, respectively	538,969	487,303
Deferred compensation	(456)	(638)
Distributions greater than net income	(255,188)	(202,271)

Total Shareholders’ Equity	286,005	287,074

Total Liabilities and Shareholders' Equity	$1,124,442	$1,014,847

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
REVENUE:
Rental income	$163,059	$153,295	$142,353
Other property income	8,593	6,571	7,360

Total revenues	171,652	159,866	149,713
EXPENSES:
Property and maintenance	50,930	44,907	38,716
Taxes and insurance	23,550	20,727	17,861
Property management	4,102	3,798	3,049
General and administrative	3,824	3,904	3,309
Depreciation and amortization of real estate assets	52,794	45,157	39,093
Other depreciation	23	24	26
Other	239	251	87

Total expenses	135,462	118,768	102,141
Income before interest income (expense)	36,190	41,098	47,572
Interest income	274	31	497
Interest expense	(45,896)	(41,684)	(30,952)

Income before gains on sales of investments and minority interest of unit holders in operating partnership	(9,432)	(555)	17,117
Minority interest of unit holders in operating partnership	262	36	(7)

Net (loss) income from continuing operations	(9,170)	(519)	17,110
Discontinued operations
(Loss) income from discontinued operations	(15)	739	880
Gain on sales of investments	1,887	—	—

Net (loss) income	(7,298)	220	17,990
Distributions to preferred shareholders	(303)	(303)	(7,698)
Excess consideration paid over book value to preferred shareholders	—	—	(27,492)

Net loss available to common shareholders	$(7,601)	$(83)	$(17,200)

Net loss per common share-basic and diluted from continuing operations	$(0.18)	$(0.02)	$(0.42)
Net income per common share-basic and diluted from discontinued operations	$0.04	$0.02	$0.02

Net (loss) income per common share-basic and diluted	$(0.14)	$—	$(0.40)

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Deferred Compensation	Distributions (Greater) Than Net Income	Total Shareholders' Equity
	Number of Shares	Amount	Number of Shares	Amount
	(In thousands, except per share data)

Balance at December 31, 2000	34,926	$342,455	12,627	$265,194	$(47)	$(85,600)	$522,002

Net income	—	—	—	—	—	17,990	17,990
Cash distributions declared to common shareholders ($1.12 per share)	—	—	—	—	—	(45,905)	(45,905)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(7,317)	(7,317)
Imputed distributions on Series A Convertible Preferred Shares	—	—	—	381	—	(381)	—
Exercise of stock options	172	1,815	—	—	—	—	1,815
Purchase of common stock	(1,356)	(14,710)	—	—	—	—	(14,710)
Preferred stock converted to common stock	30	479	(19)	(479)	—	—	—
Issuance of common shares through conversion of Series A Convertible Preferred Shares into common stock	13,222	143,325	(12,480)	(262,401)	—	—	(119,076)
Excess consideration paid over book value for preferred stock redemption	—	—	—	—	—	(27,492)	(27,492)
Restricted stock grants	65	697	—	—	(697)	—	—
Amortization of deferred compensation	—	—	—	—	59	—	59
Shares issued through dividend reinvestment plan	606	6,468	—	—	—	—	6,468

Balance at December 31, 2001	47,665	480,529	128	2,695	(685)	(148,705)	333,834

Net income	—	—	—	—	—	220	220
Cash distributions declared to common shareholders ($1.12 per share)	—	—	—	—	—	(53,482)	(53,482)
Cash distributions for Series A Convertible Preferred Stock	—	—	—	—	—	(304)	(304)
Exercise of stock options	18	179	—	—	—	—	179
Purchase of common stock	(36)	(367)	—	—	—	—	(367)
Preferred stock converted to common stock	1	15	(1)	(15)	—	—	—
Restricted stock grants	17	190	—	—	(190)	—	—
Amortization of deferred compensation	—	—	—	—	237	—	237
Shares issued through dividend reinvestment plan	696	6,757	—	—	—	—	6,757

Balance at December 31, 2002	48,361	487,303	127	2,680	(638)	(202,271)	287,074

Net loss	—	—	—	—	—	(7,298)	(7,298)
Cash distributions declared to common shareholders ($.88 per share)	—	—	—	—	—	(45,316)	(45,316)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(303)	(303)
Purchase of common stock	(26)	(190)	—	—	—	—	(190)
Issuance of common shares in connection with the acquisition of Merry Land Properties, Inc.	4,993	36,147	—	—	—	—	36,147
Issuance of Series B Convertible Preferred Shares	—	—	605	3,922	—	—	3,922
Issuance of common shares through conversion of Series B Convertible Preferred Shares	605	3,922	(605)	(3,922)	—	—	—
Conversion of minority interest of unit holders in operating partnership	887	6,326	—	—	—	—	6,326
Restricted stock grants	4	33	—	—	(33)	—	—
Amortization of deferred compensation	—	—	—	—	215	—	215
Shares issued through dividend reinvestment plan	710	5,428	—	—	—	—	5,428

Balance at December 31, 2003	55,534	$538,969	127	$2,680	$(456)	$(255,188)	$286,005

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flow from operating activities:
Net (loss) income	$(7,298)	$220	$17,990
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of rental property	(1,887)	—	—
Depreciation and amortization	52,956	46,045	40,025
Minority interest of unit holders in operating partnership	(262)	(36)	7
Amortization of deferred compensation	182	237	59
Amortization of deferred financing costs	1,320	835	735
Amortization of mortgage notes payable premium	(2,161)	(357)	(258)
Changes in operating assets and liabilities:
Operating assets	(1,229)	888	(8,376)
Operating liabilities	57	(1,017)	1,654

Net cash provided by operating activities	41,678	46,815	51,836
Cash flow from investing activities:
Acquisitions of rental property, net of debt assumed	(4,129)	(20,100)	(58,471)
Development of real estate assets	(737)	(1,272)	(1,618)
Major renovations	(2,732)	(3,868)	(2,422)
Capital improvements	(13,691)	(12,215)	(17,060)
Net funding of real estate reserve for replacement	(1,613)	984	(1,010)
Proceeds from sale of land	—	—	785
Net proceeds from the sale of rental property	15,018	—	—

Net cash used in investing activities	(7,884)	(36,471)	(79,796)
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings, net	(77,913)	22,913	41,790
Proceeds (repayments) from/borrowings on secured line of credit, net	13,604	—	—
Proceeds from secured notes payable	102,883	12,600	206,920
Repayment of secured notes payable	(27,535)	(3,397)	(1,067)
Payment of financing costs	(2,726)	(562)	(1,924)
Shares issued through dividend reinvestment plan and exercise of stock options	5,400	6,936	8,283
Purchase of common stock	(190)	(367)	(14,710)
Cash payment for conversion of Series A Convertible Preferred Shares into common stock	—	—	(143,785)
Payment of costs associated with the conversion of Series A Convertible Preferred Shares into common stock	—	—	(2,783)
Cash distributions to operating partnership unit holders	(1,685)	(1,957)	—
Cash distributions paid to preferred shareholders	(303)	(304)	(14,344)
Cash distributions paid to common shareholders	(45,316)	(53,482)	(45,905)

Net cash (used in) provided by financing activities	(33,781)	(17,620)	32,475
Increase (decrease) in cash and cash equivalents	13	(7,276)	4,515
Cash and cash equivalents, beginning of year	1,380	8,656	4,141

Cash and cash equivalents, end of year	$1,393	$1,380	$8,656

Supplemental information:
Cash paid for interest	$46,209	$40,714	$28,294
Non-cash transactions:
Acquisition
Real estate assets acquired	147,437	26,019	—
Assumption of mortgage notes	90,568	16,000	103,123
Operating assets acquired	9,048	—	912
Operating liabilities acquired	2,538	—	1,305
Fair value adjustment on mortgage notes	19,950	—	458
Issuance of common stock	36,285	—	—
Issuance of preferred stock	3,930	—	—
Issuance of operating partnership units	—	10,019	22,179
Conversion of operating partnership unit into common stock	6,326	—	—
Issuance of common stock for preferred stock	—	—	143,325
Capital leases	118	1,148	—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    General Information and Summary of Significant Accounting Policies

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “company”), a Virginia corporation, is an owner-operator of one business segment consisting of residential apartment communities in the southern regions of the United States. As of December 31, 2003, the company, as a general partner, has approximately an 84% interest in Cornerstone NC Operating Limited Partnership.

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

Investment in Rental Property

The investment in rental property is recorded at cost, net of depreciation. The company records impairment losses on rental property used in operations if indicators of impairment are present and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

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

Development

Development projects and related carrying costs are capitalized. The costs of development projects include interest, real estate taxes, insurance and certain internal development and related overhead costs directly related to the apartment community under development. Interest is capitalized to development projects based upon the weighted average cumulative project costs for each period multiplied by the company’s borrowing costs on its line of credit, expressed as a percentage. The internal development and related overhead costs are capitalized to the development projects based upon the effort identifiable with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as real estate under development. The company ceases the capitalization of such costs as the apartment homes become substantially complete and available for occupancy.

Income Recognition

Rental income, interest, and other income are recorded on an accrual basis. Rental concessions are recognized on a straight-line basis over the terms of the respective leases. The company’s apartment communities are leased under lease agreements that, typically, have terms that do not exceed one year. Deferred rental concessions were $1.0 million and $1.1 million at December 31, 2003 and 2002, respectively.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing and Lease Origination Costs

Deferred financing costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the effective interest method over the terms of the related notes. Accumulated amortization of deferred financing costs totaled $2.2 million and $1.8 million in 2003 and 2002, respectively.

The company defers direct costs incurred to originate a lease and amortizes the costs over the life of the lease which on an average is one year. Deferred lease origination costs were $1.0 and $1.1 million at December 31, 2003 and 2002, respectively.

Stock Incentive Plans

The company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 7, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires use of option valuation models that were not developed for use in valuing employee stock options.

Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The company granted 69,550, 57,612 and 52,395 options to purchase shares during the years ended December 31, 2003, 2002 and 2001, respectively. The company’s options to purchase shares are exercisable after six months after the date of grant, therefore the compensation expense would occur in the period granted. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	2003	2002	2001
Net (loss) income, as reported	$(7,298)	$220	$17,990
Add: Stock-basedemployee compensation expense included in reported net income	215	237	59
Deduct: Stock-basedemployee compensation expense determined under fair value based method for all awards	(219)	(239)	(60)

Pro forma net (loss) income as if the fair value method had been applied to all option grants	$(7,302)	$218	$17,989

Earnings per common share
Basic-as reported	$(0.14)	$—	$(0.40)
Basic-pro forma	$(0.14)	$—	$(0.40)
Diluted-as reported	$(0.14)	$—	$(0.40)
Diluted-pro forma	$(0.14)	$—	$(0.40)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001:

	2003	2002	2001
Risk-free interest	3.5%	4.0%	5.0%
Dividend yields	10.6	7.4%	9.0%
Volatility factors	160	162	142
Weighted-average expected life (years)	10	10	10

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Costs

Costs incurred for the production and distribution of advertising are expensed as incurred. Amounts expensed during 2003, 2002, and 2001 were $2.2 million, $2.0 million, and $1.8 million, respectively. These amounts are included in property and maintenance expenses in the consolidated statements of operations.

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

Minority Interest in Operating Partnership

Interest in the Cornerstone NC Operating Limited Partnership held by a limited partner is represented by operating partnership units (“OP Units”), as discussed in Note 6 below. The operating partnership’s income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to weighted average common shares outstanding plus OP Units outstanding during the period. OP Units can be exchanged for cash or common shares on a one-for-one basis, at the company’s option. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the partnership agreement. OP Units as a percentage of total OP Units and shares outstanding were 3.2% and 4.7% at December 31, 2003 and 2002, respectively.

Income Taxes

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a real estate investment trust that complies with the provisions of the Code and distributes at least 90% of its taxable income to its shareholders does not pay federal income taxes on its distributed income. Accordingly, no provision has been made for federal income taxes. The company is subject to various state, local, excise and franchise taxes.

The company created a C-corporation which elected the taxable REIT subsidiary (“TRS”) status for financing purposes for one apartment community. The TRS is subject to federal, state and local income taxes. For the year ended December 31, 2003, the impact of this TRS’s income taxes and related tax attributes were not material to the accompanying consolidated financial statements.

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

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For federal income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 2003, distributions paid per common share were classified as follows (unaudited):

	2003	2002	2001
Ordinary income	$.05	$.33	$.76
Long-term capital gain	.02	—	—
Return of capital	.81	.79	.36

	$.88	$1.12	$1.12

In 2003, 2002 and 2001, of the total preferred distribution, 100% was taxable as ordinary income.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003, and is effective immediately for all transactions entered into with variable interest entities before February 2003. The provisions of FIN 46 must be applied to all remaining entities subject to the Interpretation from the beginning of the first quarter of 2004. This statement defines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. The company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the company does not anticipate this Statement having a material impact on its consolidated financial statements.

At the July 31, 2003 Emerging Issues Task Force meeting, the SEC Observer clarified the application of Topic D-42 related to preferred stock issuance costs. According to the clarification, all preferred stock issuance costs, regardless of where in the stockholders’ equity section the costs were initially recorded, should be charged to income available to common shareholders for the purpose of calculating earnings per share at the time the preferred stock is redeemed. The SEC Observer indicated that preferred stock issuance costs not previously charged to income available to common shareholders should be reflected retroactively in financial statements for reporting periods ending after September 15, 2003 by restating the financial statements of prior periods on an as filed basis. The company has included these costs in determination of the excess of consideration paid over book value to preferred shareholders in the 2001 consolidated statement of operations, and therefore, no adjustment was required.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2    Acquisition, Disposition, and Development

Acquisitions

On May 28, 2003, the company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes, and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment, identified intangible assets of in-place leases and debt assumed. The purchase price was $159.1 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the company’s common shares and 0.220 of the company’s Series B convertible preferred shares. A total of 5.0 million common shares and 0.6 million of the company’s Series B convertible preferred shares were issued as a result of the merger. The Series B convertible preferred shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction. The company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. The company recorded $0.9 million of amortization of the net intangibles in 2003.

Development

The company has three development projects, two of which were assumed with the Merry Land merger in the amount of $2.2 million. Capitalized interest, real estate taxes, insurance and other costs aggregated approximately $0.1 million and $75,218 during 2003 and 2002, respectively. Land associated with construction in progress was $5.4 million and $1.6 million as of December 31, 2003 and 2002, respectively.

Disposition of Investments

During the first quarter of 2003, the company closed on the sale of two apartment communities containing a total of 395 apartment homes for a total of $15.9 million and recognized a gain of $1.9 million. As a result of the sales, the company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.” All historical statements presented have been restated to conform to this presentation in accordance with SFAS No. 144.

The components of income from operations related to discontinued operations for the years ended December 31, 2003, 2002 and 2001 are shown below. These include the results of operations through the date of

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sale for the year ended December 31, 2003 and a full period of operations for the year ended December 31, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Rental and other property income	$363	$2,853	$2,955

Expenses:
Property and maintenance	158	851	788
Taxes and insurance	58	398	381
Depreciation of real estate assets	162	865	906

Total expenses	378	2,114	2,075

Net income (loss)	(15)	739	880

Gain on sales of investments	1,887	—	—

Income from discontinued operations	$1,872	$739	$880

The company had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2003.

Note 3    Investment in Rental Property

At December 31, 2003, the company’s three largest markets comprised 51% of its real estate owned, at cost. The following is a summary of rental property owned at December 31, 2003 (in thousands):

Market	Initial Acquisition Cost *	Carrying Cost	Accumulated Depreciation	Encumbrances**
Dallas/Fort Worth, TX	$288,067	$318,074	$54,857	$187,937
Charlotte, NC	163,459	189,974	34,869	53,866
Raleigh/Durham, NC	133,965	150,384	29,413	79,827
Atlanta, GA	96,280	119,158	21,473	51,846
Richmond, VA	89,223	102,383	18,226	71,512
Charleston, SC	87,986	96,361	9,054	48,788
Savannah, GA	79,243	80,021	1,859	60,638
Virginia Beach, VA	28,084	39,790	14,327	34,684
Other (10 markets)	178,153	205,825	40,457	125,552

	1,144,460	1,301,970	224,535	801,754
Real estate under development	5,450	5,450	—	—

	$1,149,910	$1,307,420	$224,535	$801,754

*	Includes real estate commissions, closing costs, and improvements capitalized since the date of acquisition.
**	The total includes $87.1 million of debt secured by 17 apartment communities which is not allocated among the individual apartment communities.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the carrying amount of real estate owned (in thousands):

	2003	2002	2001
Balance at January 1,	$1,158,827	$1,070,867	$866,841
Real estate purchased	140,875	71,119	184,596
Sale of assets held for sale, net	(12,993)	(1,662)	(885)
Capital lease additions	118	1,148	—
Development of real estate assets	4,170	1,272	1,618
Sale of land	—	—	(785)
Capital improvements	16,423	16,083	19,482

Balance at December 31,	$1,307,420	$1,158,827	$1,070,867

The following is a reconciliation of accumulated depreciation (in thousands):

	2003	2002	2001
Balance at January 1,	$172,978	$128,653	$89,560
Depreciation expense	51,901	45,157	39,093
Disposal of assets	(344)	(832)	—

Balance at December 31,	$224,535	$172,978	$128,653

Note 4    Investment in Unconsolidated Real Estate Joint Ventures

In connection with the Merry Land merger, the company acquired interest in two joint ventures. The company assumed a 35% interest in Merritt at Godley Station, LLC, an apartment community under development. The company does not control this asset and has accounted for its investment under the equity method of accounting. The investment in this joint venture was recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. The company also assumed a 10% interest in the Cypress Cove joint venture, which owns an apartment community. The company has accounted for its investment under the equity method. The company’s investment in joint ventures was $2.6 million at December 31, 2003.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5    Notes Payable

Secured

Secured borrowings outstanding at December 31, 2003 and 2002 were as follows (dollars in thousands):

	Outstanding Principal		Effective Interest Rate December 31, 2003
	2003	2002		Maturity Date
Fixed rate debt (a)	$5,728	—	3.09%	September 2007
	36,817	—	3.72%	July and August 2009
	51,881	—	3.94%	September 2011 and November 2041
	16,565	$16,731	6.98%	January 2012
	9,226	9,332	6.42%	November 2011
	70,151	71,172	6.75%	October 2004, May 2011
	8,333	8,417	7.10%	July 2011
	79,110	79,899	7.16%	July, August 2011
	15,276	15,442	6.83%	May 2011
	74,218	75,011	6.99%	April 2011
	141,000	141,000	7.35%	January 2011
	73,500	73,500	7.29%	October 2006
	21,551	29,506	6.48%	April 2004 through April 2007
	12,390	12,520	6.68%	April 2012

	615,746	532,530

Variable rate debt	—	15,084	2.64%	October 2005
	—	992	2.94%	October 2005
	14,753	14,906	2.62%	April 2005
	15,781	15,934	2.47%	September 2006
	15,000	—	3.14%	December 2005
	25,000	25,000	5.10%	January 2005
	13,604	—	2.75%	May 2005
	50,000	—	2.37%	July 2005
	51,870	—	1.94%	August 2008

	186,008	71,916

Total	$801,754	$604,446

(a)	Includes fair value premium adjustments aggregating $18.4 million in 2003 and $0.6 million in 2002 that were recorded in connection with assumption of above market rate debt in connection with the acquisition of apartment communities. These premiums are amortized into interest expense (which reduces interest expense) over the remaining term of the related indebtedness on the effective interest method.

In connection with the Merry Land merger, the company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.4% per annum and an effective weighted average interest rate of 3.2%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through September 2011 and one mortgage notes matures November 2041.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, the company completed a plan of refinancing in which the company’s unsecured lines of credit were replaced with a combination of new secured lines of credit from a commercial bank and three additional secured financing transactions. The following summarizes the new financings:

•	On May 30, 2003, the company entered into a secured credit facility with a commercial bank. The credit facility provides up to a maximum of $50 million and replaced the $85 million unsecured line of credit. The secured credit facility is divided into two loans, a $40 million revolving credit facility and a $10 million “swingline” credit facility. This secured line of credit bears interest at LIBOR plus 1.575% and the maturity date is May 30, 2005. The credit facility requires quarterly payments of interest only and is secured by seven apartment communities. The company is obligated to pay lenders a quarterly commitment fee equal to .25% per annum of the unused portion of the credit facility. The secured credit facility agreement contains certain covenants which, among other things, require maintenance of certain financial ratios and includes restrictions on the company’s ability to make distributions to its shareholders over certain amounts. At December 31, 2003, the company was in compliance with this agreement. At December 31, 2003, the outstanding balance was $12.5 million on the credit facility and $1.1 million was outstanding on the “swingline” credit facility, which results in an unused credit facility capacity of $36 million at December 31, 2003.

•	On June 27, 2003, the company entered into a $50 million secured financing. The note bears interest at LIBOR plus 125 basis points (2.37% at December 31, 2003). The maturity date is July 9, 2005 with three one-year extension options. The note requires payments of interest only and is secured by five apartment communities. The note is prepayable after one year without penalty.

•	On July 17, 2003, the company entered into $38.5 million in secured financing which is represented by four promissory notes. The notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (1.94% at December 31, 2003), and the maturity date is August 1, 2008. These notes require payments of interest only and are secured by four apartment communities. The notes are prepayable after one year with 1% penalty.

•	On August 29, 2003, the company entered into $13.3 million in secured financing secured by one apartment community. The note bears interest at the Discount Mortgage Backed Security index plus 82 basis points (1.94% at December 31, 2003), and the maturity date is September 1, 2008. The notes requires payment of interest only. The note is prepayable after one year with 1% penalty.

Proceeds from these financings repaid the outstanding balance of the company’s $85 million unsecured line of credit, described below, and repaid outstanding secured loans totaling approximately $23.3 million. The remainder of the proceeds from these financings were used for excess borrowing capacity, working capital needs and other corporate purposes.

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

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate maturities of principal, including monthly installments of principal previously described, for secured debt for the five years subsequent to December 31, 2003 are as follows (in thousands):

Year	Amount
2004	$31,829
2005	131,411
2006	96,731
2007	14,794
2008	56,646
Thereafter	451,958

783,369

Fair Value Adjustment of Assumed Debt	18,385

$801,754

Estimated fair value is based on mortgage rates believed to be available to the company for the issuance of debt with similar terms and remaining lives. The fair value of the company’s fixed and variable rate secured debt at December 31, 2003 and 2002 was $886 million and $695 million, respectively.

Unsecured

Upon completion of the financings described above, the company’s $85 million unsecured line of credit was repaid and terminated. At December 31, 2002, borrowings on the unsecured line of credit were $75 million.

During May 2003, the company’s $7.5 million unsecured line of credit for general corporate purposes was replaced with a $10 million “swingline” secured revolving credit facility, described above. At December 31, 2002, borrowings on the $7.5 million line of credit were $2.9 million.

Capitalized Interest

During 2003 and 2002, the company capitalized interest of $95,590 and $62,222, respectively. Overall, weighted-average interest rate incurred for all borrowings was 5.9% in 2003 and 6.5% in 2002.

Note 6    Operating Partnership and Shareholders’ Equity

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The company has approximately an 84% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the company, at its option, will convert the preferred operating partnership units into either common shares of the company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2003, a total of 887,125 preferred operating partnership units were converted into common shares on a one-to-one basis. During 2003, the remaining 319,715 non-preferred operating partnership units converted to preferred operating partnership units as certain lease-up and stabilization criteria were met. As of December 31, 2003, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on one-for-one basis or cash, at the company’s option.

Preferred Stock

The company issued Series A Convertible Preferred Shares in July 1999. The company declared and paid total distributions of $2.3752 per share on the Series A Convertible Preferred Shares during 2003 and 2002. At December 31, 2003 and 2002, 127,380 preferred shares remained outstanding.

Common Stock

During 2000, the company completed its $50 million common share repurchase program which was authorized by the Board of Directors in September 1999. The Board authorized the repurchase of up to an additional $50 million of the company’s common shares in September 2000. Pursuant to the additional authorization, the company has, as of December 31, 2003, repurchased 2.0 million common shares at an average price of $10.80 per share for a total cost of $21.3 million. For the year ended December 31, 2003, the company repurchased 26,550 common shares at an average price of $7.17 per share for a total cost of $0.2 million.

In 1997, the company adopted a Dividend Reinvestment and Share Purchase Plan (as amended from time to time, “Plan”) which allows any recordholder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2003, 2002, and 2001, $5.4 million, $6.8 million, and $6.5 million, respectively, were provided through the reinvestment of distributions.

Note 7    Benefits Plans

Stock Incentive Plan

Based on the outstanding shares, under the 1992 Incentive Plan, as amended, a maximum of 2.0 million options could be granted, at the discretion of the Board of Directors, to certain officers and key employees of the company. Under the Directors Plan, as amended, a maximum of 0.8 million options could be granted to the directors of the company. In 2003, the company granted 69,550 options to purchase shares under the Directors Plan.

Both of the plans provide, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Under the Incentive Plan, options become exercisable at the date of grant. Generally the optionee has up to 10 years from the date of grant to exercise the options. The exercise prices of these options range from $7.41 to $12.125 per option. Activity in the company’s share option plans

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the three years ended December 31, 2003 is summarized in the following table (in thousands, except per share data):

		2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of year	1,749	$10.33	1,725	$10.32	1,916	$10.35
Granted	69	7.61	58	10.8	52	10.62
Exercised	—	—	(18)	10.05	(172)	10.55
Forfeited	—	—	(16)	11.65	(71)	10.76

Outstanding, end of year	1,818	10.23	1,749	$10.33	1,725	$10.32

Exercisable at end of year	1,818	10.23	1,749	$10.33	1,725	$10.32

Weighted-average fair value of options granted during the year		$0.06		$0.41		$0.19

In 1999, Mr. Knight was granted options (“Award Options”) to purchase 348,771 of the company’s Common Shares at an exercise price of $10.125. If certain events occur, the exercise price will be $1.00 per common share for 180 days following the occurrence of those events. If such an event occurs, and Mr. Knight either elects not to, or otherwise fails to, exercise any exercisable Award Options, then the company must pay to Mr. Knight the difference between the exercise price and the value of the common shares that would be obtained upon exercise.

401(K) Savings Plan

Eligible employees of the company participate in a contributory employee savings plan. Under the plan, the company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 3% of their annual salary. Contribution expenses under this plan for 2003, 2002 and 2001 were $116,889, $82,427, and $73,894, respectively.

Note 8    Related-Party Transactions

During 2003, Mr. Glade M. Knight, the company’s Chairman and Chief Executive Officer, served as Chairman and Chief Executive Officer of three extended-stay hotel REITs, Apple Suites, Inc., Apple Hospitality Two, Inc., and Apple Hospitality Five, Inc., and also owned companies which provided services to these entities. Apple Hospitality Two, Inc. acquired Apple Suites, Inc. in a merger transaction during the first quarter of 2003. During 2003 and 2002, the company provided real estate acquisition and offering-related and other services to these entities and received payment of approximately $0.2 million and $0.6 million, respectively.

Other Relationships

Leslie A. Grandis, a director of the company, is also a partner in McGuireWoods LLP, which provides outside legal services to the company During 2003 and 2002, the company paid $1.6 million and $0.9 million, respectively for services provided by McGuire Woods LLP.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001
Numerator:
Net (loss) income available to common shareholders	$(7,601)	$(83)	$(17,200)
Numerator for basic and diluted earnings per share— income available to common stockholders after assumed conversion	$(7,601)	$(83)	$(17,200)
Denominator:
Denominator for basic earnings per share-weighted-average shares	52,643	48,068	43,450
Effect of dilutive securities:
Stock options	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	52,643	48,068	43,450
Basic and diluted earnings per common share	$(0.14)	$0.00	$(0.40)

Note 10    Commitments

The company has capital leases on certain equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property which are expensed as incurred. The following is a summary of the future minimum payments subsequent to December 31, 2003 (in thousands):

Year	Amount
2004	$291
2005	306
2006	304
2007	197
2008	60
Thereafter	44

$1,202

The company intends to purchase an apartment community subject to certain conditions which are expected to be met during the first quarter of 2004 and will be combined with an existing apartment community. The expected purchase price is $11.0 million.

The company has three development projects, two of which were assumed with the Merry Land merger mentioned above and are to be completed during 2005. The company’s share of estimated future cash expenditures to complete these projects will be funded through advances on future construction loans.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues	$39,998	$42,018	$44,972	$44,664
Income before interest income (expense)	9,201	9,084	9,457	8,448
Income from discontinued operations	1,982	(27)	(3)	(80)
Net income (loss)	286	(2,230)	(2,286)	(3,068)
Distributions to preferred shareholders	76	75	76	76
Net income (loss) available to common shareholders	210	(2,305)	(2,362)	(3,144)
Basic and diluted earnings per common share-continuing operations	(0.04)	(0.04)	(0.04)	(0.06)
Basic and diluted earnings per common share-discontinued operations	0.04	—	—	—
Basic and diluted earnings per common share	—	(0.04)	(0.04)	(0.06)
Distributions per common share	0.28	0.20	0.20	0.20

2002
Revenues	$39,967	$40,743	$39,755	$39,401
Income before interest income (expense)	12,148	12,024	8,265	8,661
Income from discontinued operations	209	156	122	252
Net income (loss)	2,284	1,772	(2,184)	(1,652)
Distributions to preferred shareholders	76	76	76	75
Net income (loss) available to common shareholders	2,208	1,696	(2,260)	(1,727)
Basic and diluted earnings per common share-continuing operations	0.04	0.03	(0.05)	(0.04)
Basic and diluted earnings per common share-discontinued operations	0.01	0.01	—	—
Basic and diluted earnings per common share	0.05	0.04	(0.05)	(0.04)
Distributions per common share	0.28	0.28	0.28	0.28

Note 12    Industry Segments

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

CORNERSTONE REALTY INCOME, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

1) Mayflower Seaside * Virginia Beach, VA * Multi-family housing * Retail shops	$10,500,000	$2,258,169	$5,375,975	$5,553,127	$2,258,248	$10,929,023	$13,187,271	$3,738,167	1950	Oct. 26, 1993	27.5 yrs.

2) Stone Ridge * Columbia, SC * Multi-family housing	—	374,271	2,950,729	3,363,548	374,292	6,314,256	6,688,548	2,757,281	1975	Dec. 8, 1993	27.5 yrs.

3) Harbour Club * Virginia Beach, VA * Multi-family housing	8,331,115	1,019,895	4,230,105	2,325,158	1,020,275	6,554,883	7,575,158	5,021,936	1988	May 1, 1994	27.5 yrs.

4) The Trestles * Raleigh, NC * Multi-family housing	—	2,650,884	7,699,116	1,939,223	2,686,006	9,603,217	12,289,223	3,676,957	1987	Dec. 30, 1994	27.5 yrs.

5) Mill Creek * Winston-Salem, NC * Multi-family housing	6,207,500	1,368,000	7,182,000	1,774,246	1,417,614	8,906,632	10,324,246	2,954,649	1984	Sept. 1, 1995	27.5 yrs.

6) Glen Eagles	10,010,000	1,095,000	6,205,000	1,869,955	3,383,450	15,374,158	18,757,608	3,708,397	1990	Oct. 1, 1995	27.5 yrs.
Prestwick * Winston-Salem, NC * Multi-family housing		2,492,790	7,094,863						2000	Sept. 11, 2000	27.5 yrs.

7) Tradewinds * Hampton, VA * Multi-family housing	10,852,861	1,428,000	8,772,000	2,398,306	1,436,890	11,161,416	12,598,306	3,724,872	1988	Nov. 1, 1995	27.5 yrs.

8) The Meadows	14,885,000	186,000	6,014,000	1,950,994	625,419	19,161,575	19,786,994	3,748,301	1974	Jan. 31, 1996	27.5 yrs.
Enclave		351,440	8,434,560						2000	Mar. 16, 2000	27.5 yrs.
Phase 2 Section 2 * Asheville, NC * Multi-family housing		114,000	2,736,000							May 7, 2001	27.5 yrs.

9) Ashley Park * Richmond, VA * Multi-family housing	9,500,000	1,586,650	10,618,350	1,750,955	1,589,251	12,366,704	13,955,955	3,947,010	1988	March 1, 1996	27.5 yrs.

10) Arbor Trace * Virginia Beach, VA * Multi-family housing	5,000,000	1,100,000	3,900,000	1,428,903	1,130,750	5,298,153	6,428,903	1,841,839	1985	March 1, 1996	27.5 yrs.

11) Bridgetown Bay * Charlotte, NC * Multi-family housing	—	603,000	4,422,000	1,426,915	624,233	5,827,682	6,451,915	1,871,294	1986	April 1, 1996	27.5 yrs.

all oREAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

12) Trophy Chase * Charlottesville, VA * Multi-family housing	15,000,000	2,455,980	10,173,011	6,697,582	2,483,638	16,842,935	19,326,573	4,725,485	1970	April 1, 1996	27.5 yrs.

13) Beacon Hill * Charlotte, NC * Multi-family housing	—	3,121,587	10,457,616	3,377,015	3,076,213	13,880,005	16,956,218	4,288,309	1985	May 1, 1996	27.5 yrs.

14) Summerwalk * Concord, NC * Multi-family housing	6,000,000	1,528,200	4,131,800	2,557,332	1,565,050	6,652,282	8,217,332	2,278,336	1983	May 1, 1996	27.5 yrs.

15) The Landing * Raleigh, NC * Multi-family housing	7,442,500	1,001,400	7,343,600	2,480,256	1,023,951	9,801,305	10,825,256	3,050,563	1984	May 1, 1996	27.5 yrs.

16) Meadow Creek * Pineville, NC * Multi-family housing	9,376,481	1,110,000	9,990,000	2,867,192	1,134,435	12,832,757	13,967,192	3,958,565	1984	May 31, 1996	27.5 yrs.

17) Trolley Square	9,500,000	1,620,000	4,380,000	4,320,715	2,817,604	11,745,686	14,563,290	4,072,316	1968	June 25, 1996	27.5 yrs.
Trolley Square West * Richmond, VA * Multi-family housing		1,145,495	3,097,080						1964	Dec. 31, 1996	27.5 yrs.

18) Paces Glen * Charlotte, NC * Multi-family housing	—	2,153,250	5,271,750	1,711,247	2,226,400	6,909,847	9,136,247	2,055,098	1986	July 19, 1996	27.5 yrs.

19) Hampton Glen * Richmond, VA * Multi-family housing	12,389,822	1,391,992	10,207,939	2,445,475	1,419,188	12,626,218	14,045,406	3,757,414	1986	August 1, 1996	27.5 yrs.

20) Heatherwood	16,250,000	2,449,310	7,756,147	9,939,068	4,186,843	23,382,682	27,569,525	7,522,322	1980	Sept. 1, 1996	27.5 yrs.
Italian Village/Villa Marina * Charlotte, NC * Multi-family housing		1,707,750	5,717,250						1980	Aug. 29, 1997

21) Highland Hills * Carrboro, NC * Multi-family housing	14,524,156	1,210,000	10,890,000	3,501,329	1,198,724	14,402,605	15,601,329	4,578,045	1987	Sept. 27, 1996	27.5 yrs.

22) Parkside at Woodlake * Durham, NC * Multi-family housing	9,000,000	2,932,778	11,731,108	1,395,920	2,884,918	13,174,888	16,059,806	3,891,081	1996	Aug. 31, 1996	27.5 yrs.

23) Greenbrier * Fredericksburg, VA * Multi-family housing	12,533,536	998,957	10,100,568	1,799,769	1,009,699	11,889,595	12,899,294	3,778,491	1980	Oct. 1, 1996	27.5 yrs.

23) Deerfield * Durham, NC * Multi-family housing	9,992,454	427,000	10,248,000	1,325,561	430,416	11,570,145	12,000,561	3,329,923	1985	Nov. 1, 1996	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

25) The Arbors at Windsor Lake * Columbia, SC * Multi-family housing	—	978,750	9,896,250	1,452,274	994,426	11,332,848	12,327,274	3,250,202	1991	Jan. 1, 1997	27.5 yrs.

26) Westchase * Charleston, SC * Multi-family housing	—	1,980,000	9,020,000	3,418,536	2,012,328	12,406,208	14,418,536	3,859,740	1985	Jan. 15, 1997	27.5 yrs.

27) Carlyle Club * Lawrenceville, GA * Multi-family housing	13,700,000	3,589,800	7,990,200	3,341,829	3,607,026	11,314,803	14,921,829	3,409,805	1974	Apr. 30, 1997	27.5 yrs.

28) Ashley Run * Norcross, GA * Multi-family housing	—	3,780,000	14,220,000	4,263,394	3,793,621	18,469,773	22,263,394	5,129,366	1987	Apr. 30, 1997	27.5 yrs.

29) Charleston Place * Charlotte, NC * Multi-family housing	—	1,516,000	7,959,000	1,546,145	1,534,603	9,486,542	11,021,145	2,624,257	1986	May 13, 1997	27.5 yrs.

30) Dunwoody Springs * Dunwoody, GA * Multi-family housing	13,325,000	3,648,000	11,552,000	7,293,488	3,662,295	18,831,193	22,493,488	5,284,408	1981	July 25, 1997	27.5 yrs.

31) Clarion Crossing	11,000,000	2,860,000	7,740,000	996,979	3,235,961	11,986,506	15,222,467	2,385,493	1972	Sept. 30, 1997	27.5 yrs.
Phase II * Raleigh, NC * Multi-family housing		320,000	3,305,488						2002	Sept. 30, 1997	27.5 yrs.

32) Stone Brook * Norcross, GA * Multi-family housing	—	1,570,000	6,280,000	2,289,267	1,582,468	8,556,799	10,139,267	2,273,004	1986	Oct. 31, 1997	27.5 yrs.

33) St. Regis * Raleigh, NC * Multi-family housing	—	2,156,000	7,644,000	1,541,523	2,170,353	9,171,170	11,341,523	2,228,883	1986	Oct. 31, 1997	27.5 yrs.

34) Remington Place * Raleigh, NC * Multi-family housing	—	1,422,000	6,478,000	1,317,273	1,433,609	7,783,664	9,217,273	1,881,900	1985	Oct. 31, 1997	27.5 yrs.

35) Stone Point * Charlotte, NC * Multi-family housing	—	1,164,000	8,536,000	1,036,845	1,119,156	9,617,689	10,736,845	2,353,728	1986	Jan.15, 1998	27.5 yrs.

36) Pinnacle Ridge * Ashville, NC * Multi-family housing	4,893,565	1,547,410	4,183,740	1,687,311	1,572,517	5,845,944	7,418,461	1,439,078	1951	April 1, 1998	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

37) Hampton Pointe * Charleston, SC * Multi-family housing	—	1,589,250	10,635,750	4,636,267	1,651,535	15,209,732	16,861,267	3,738,706	1986	Mar 31, 1998	27.5 yrs.

38) The Timbers * Raleigh, NC * Multi-family housing	—	1,944,000	6,156,000	1,242,911	1,955,740	7,387,171	9,342,911	1,830,273	1983	June 4, 1998	27.5 yrs.

39) The Gables * Richmond, VA * Multi-family housing	8,000,000	2,185,000	9,315,000	2,013,942	2,200,818	11,313,124	13,513,942	2,758,131	1987	July 2, 1998	27.5 yrs.

40) Spring Lake * Morrow, GA * Multi-family housing	—	900,000	8,100,000	1,737,457	907,577	9,829,880	10,737,457	2,286,437	1986	Aug. 12, 1998	27.5 yrs.

41) Cape Landing * Myrtle Beach, SC * Multi-family housing	9,050,000	1,026,000	16,074,000	2,728,429	1,024,973	18,803,456	19,828,429	4,280,264	1997/98	Oct. 16, 1998	27.5 yrs.

42) Brookfield * Dallas, TX * Multi-family housing	—	1,624,051	6,390,482	118,857	1,579,820	6,553,570	8,133,390	1,593,215	1984	July 23, 1999	27.5 yrs.

43) Eagle Crest * Irving, TX * Multi-family housing	15,000,000	4,038,424	17,527,893	1,345,061	4,038,424	18,872,954	22,911,378	3,469,808	1983	July 23, 1999	27.5 yrs.

44) Aspen Hills Apartments * Arlington, TX * Multi-family housing	—	1,129,071	6,094,651	830,199	1,129,071	6,924,850	8,053,921	1,911,341	1979	July 23, 1999	27.5 yrs.

45) Mill Crossing * Arlington, TX * Multi-family housing	—	803,095	4,466,697	541,400	803,061	5,008,131	5,811,192	1,359,123	1979	July 23, 1999	27.5 yrs.

46) Wildwood Apartments * Euless, TX * Multi-family housing	3,324,300	881,479	3,589,815	492,164	881,538	4,081,920	4,963,458	1,034,586	1984	July 23, 1999	27.5 yrs.

47) Toscana Apartments * Dallas, TX * Multi-family housing	5,250,000	998,938	6,335,085	298,366	1,048,886	6,583,503	7,632,389	1,324,231	1986	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

48) The Arbors on Forest Ridge * Bedford, TX * Multi-family housing	6,250,000	862,803	8,711,151	662,606	1,012,320	9,224,240	10,236,560	1,761,375	1986	July 23, 1999	27.5 yrs.

49) Paces Cove * Dallas, TX * Multi-family housing	10,916,414	2,259,317	9,453,562	1,003,866	2,219,403	10,497,342	12,716,745	2,114,141	1982	July 23, 1999	27.5 yrs.

50) Remington Hills * Irving, TX * Multi-family housing	14,250,000	4,509,071	16,412,148	5,583,029	4,209,108	22,295,140	26,504,248	4,145,162	1984	July 23, 1999	27.5 yrs.

51) Copper Crossing * Fort Worth, TX * Multi-family housing	—	1,782,562	9,994,421	1,402,798	1,778,407	11,401,374	13,179,781	2,874,229	1980/1981	July 23, 1999	27.5 yrs.

52) Main Park * Duncanville, TX * Multi-family housing	8,276,528	619,641	8,463,326	618,355	670,947	9,030,375	9,701,322	1,882,740	1984	July 23, 1999	27.5 yrs.

53) Timberglen * Dallas, TX * Multi-family housing	9,500,000	2,563,522	10,657,083	1,135,295	2,548,094	11,807,806	14,355,900	2,678,189	1984	July 23, 1999	27.5 yrs.

54) Silverbrook I * Grand Prairie, TX * Multi-family housing	15,275,910	3,352,896	12,356,997	2,452,212	3,321,137	14,840,968	18,162,105	3,709,939	1982	July 23, 1999	27.5 yrs.

55) Summer Tree * Dallas, TX * Multi-family housing	7,618,424	3,338,748	4,385,408	1,114,278	3,156,485	5,681,949	8,838,434	1,532,248	1980	July 23, 1999	27.5 yrs.

56) Park Village * Bedford, TX * Multi-family housing	8,355,690	928,744	7,295,797	844,471	954,542	8,114,470	9,069,012	1,874,143	1983	July 23, 1999	27.5 yrs.

57) Cottonwood * Arlington, TX * Multi-family housing	5,920,187	474,344	5,797,412	1,345,345	473,616	7,143,485	7,617,101	1,621,812	1985	July 23, 1999	27.5 yrs.

58) Devonshire * Dallas, TX * Multi-family housing	3,571,283	1,892,165	5,672,727	850,683	1,893,378	6,522,197	8,415,575	1,684,814	1978	July 23, 1999	27.5 yrs.

59) Paces Point * Lewisville, TX * Multi-family housing	—	2,132,795	10,847,450	1,014,767	2,132,694	11,862,318	13,995,012	2,538,365	1985	July 23, 1999	27.5 yrs.

60) The Meridian * Austin, TX * Multi-family housing	2,756,297	531,832	7,007,392	1,145,547	531,469	8,153,302	8,684,771	1,821,350	1988	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

61) Grayson II * Grapevine, TX * Multi-family housing	6,075,077	962,939	11,247,182	790,813	913,575	12,087,359	13,000,934	2,582,987	1986	July 23, 1999	27.5 yrs.

62) Silverbrook II * Grand Prairie, TX * Multi-family housing	2,760,953	1,202,745	4,605,505	704,797	1,177,125	5,335,922	6,513,047	1,241,358	1984	July 23, 1999	27.5 yrs.

63) Estrada Oaks * Irving, TX * Multi-family housing	9,226,247	1,939,650	8,847,232	821,141	1,929,226	9,678,797	11,608,023	2,007,114	1983	July 23, 1999	27.5 yrs.

64) Burney Oaks * Arlington, TX * Multi-family housing	8,332,528	1,063,277	8,901,959	1,090,635	1,063,211	9,992,660	11,055,871	2,245,014	1985	July 23, 1999	27.5 yrs.

65) Cutter's Point * Richardson, TX * Multi-family housing	6,250,000	2,001,796	7,858,044	1,545,388	2,001,916	9,403,312	11,405,228	2,273,693	1978	July 23, 1999	27.5 yrs.

66) The Courts on Pear Ridge * Dallas, TX * Multi-family housing	10,395,462	2,360,962	9,482,729	584,132	2,360,995	10,066,828	12,427,823	1,969,693	1988	July 23, 1999	27.5 yrs.

67) Sierra Ridge * San Antonio, TX * Multi-family housing	4,750,000	611,683	6,012,983	1,999,358	610,950	8,013,074	8,624,024	1,884,083	1981	July 23, 1999	27.5 yrs.

68) Grayson I * Grapevine, TX * Multi-family housing	6,387,825	770,541	9,178,418	2,237,116	863,674	11,322,401	12,186,075	2,326,256	1985	July 23, 1999	27.5 yrs.

69) Canyon Hills * Austin, TX * Multi-family housing	12,459,809	1,233,883	11,278,619	468,237	1,235,408	11,745,331	12,980,739	2,209,062	1996	July 23, 1999	27.5 yrs.

70) Greystone Crossing * Charlotte, NC * Multi-family housing	—	1,340,000	25,460,000	1,325,243	1,332,635	26,792,608	28,125,243	3,820,120	1998\ 2000	May 8, 2000	27.5 yrs.

71) Chase Gayton * Richmond, VA * Multi-family housing	15,557,197	2,541,000	18,634,000	1,288,857	2,534,142	19,929,715	22,463,857	1,970,758	1984	June 21, 2001	27.5 yrs.

72) Poplar Place * Kennesaw, GA * Multi-family housing	24,820,504	5,544,000	29,106,000	3,952,702	5,760,883	32,841,819	38,602,702	3,089,735	1989/1995	Sept. 7, 2001	27.5 yrs.

73) Autumn Park * Greensboro, NC * Multi-family housing	14,752,857	2,007,433	18,066,894	75,261	1,939,518	18,210,070	20,149,588	1,609,559	2001	Oct. 1, 2001	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

74) Legacy Park * Charlotte, NC * Multi-family housing	7,250,000	1,313,311	20,575,211	91,135	1,266,328	20,713,329	21,979,657	1,821,342	2001	Oct. 1, 2001	27.5 yrs.

75) Timber Crest * Charlotte, NC * Multi-family housing	14,989,944	1,144,569	17,931,580	413,689	1,270,350	18,219,488	19,489,838	1,633,394	2000	Oct. 1, 2001	27.5 yrs.

76) Trinity Commons	27,868,055	2,429,700	19,658,481	678,164	4,063,148	34,420,902	38,484,050	2,560,033	2000	Oct. 1, 2001	27.5 yrs.
Trinity Commons Phase II * Raleigh, NC * Multi-family housing		1,728,948	13,988,757						2002	July 30, 2002

77) St. Andrews	18,253,060	682,725	16,385,411	658,677	1,054,379	26,973,587	28,027,966	2,290,933	1998	Oct. 1, 2001	27.5 yrs.
St. Andrews Phase II * Wilmington, NC * Multi-family housing		407,486	9,893,667						2002	March 20, 2002

78) Waterford * Richmond, VA * Multi-family housing	16,565,166	2,700,000	19,800,000	1,340,663	2,732,352	21,108,311	23,840,663	1,720,447	1989	Dec. 10, 2001	27.5 yrs.

79) The Enclave at South Tryon * Charlotte, NC * Multi-family housing	—	805,000	15,295,000	223,220	785,878	15,537,342	16,323,220	641,753	2002	Dec. 2, 2002	27.5 yrs.

80) Windsor Heights * Irving, TX * Multi-family housing	25,000,000	3,480,000	25,520,000	579,865	3,429,143	26,150,722	29,579,865	1,101,468	1997	Dec. 23, 2002	27.5 yrs.

81) Greentree * Savannah,GA * Multi-family housing	7,720,604	774,735	10,169,968	159,943	774,735	10,329,911	11,104,646	260,341	1984	May 28, 2003	27.5 yrs.

82) Hammocks * Savannah,GA * Multi-family housing	22,813,593	1,226,271	24,116,835	125,874	1,226,271	24,242,709	25,468,980	601,365	1997	May 28, 2003	27.5 yrs.

83) Huntington * Savannah,GA * Multi-family housing	5,727,614	709,434	7,565,618	70,630	709,434	7,636,248	8,345,682	188,696	1986	May 28, 2003	27.5 yrs.

84) Marsh Cove * Savannah,GA * Multi-family housing	9,376,414	780,862	11,092,971	359,434	780,862	11,452,405	12,233,267	288,522	1983	May 28, 2003	27.5 yrs.

85) Merritt at Whitemarsh * Savannah,GA * Multi-family housing	15,000,000	1,756,178	21,050,141	62,594	1,756,178	21,112,735	22,868,913	520,039	2002	May 28, 2003	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2003)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total		Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.

86) Merritt at James Island * Charleston, SC * Multi-family housing	18,575,651	2,139,147	22,469,999	59,125	2,139,147	22,529,124	24,668,271		553,132	2002	May 28, 2003	27.5 yrs.

87) Quarterdeck * Charleston, SC * Multi-family housing	11,449,336	986,085	14,807,766	94,352	986,085	14,902,118	15,888,203		366,210	1987	May 28, 2003	27.5 yrs.

88) Waters Edge *Summerville, SC * Multi-family housing	8,271,007	1,072,584	9,267,817	94,165	1,072,584	9,361,982	10,434,566		230,377	1985	May 28, 2003	27.5 yrs.

89) Windsor Place * Goose Creek, SC * Multi-family housing	10,491,799	1,577,276	12,440,421	72,104	1,577,276	12,512,525	14,089,801		306,309	1985	May 28, 2003	27.5 yrs.

Real Estate Under Development	—	5,449,674	—	—	5,449,674	—	5,449,674

	$801,753,725	$165,525,400	$984,384,700	$157,510,274	$165,641,995	$1,141,778,379	$1,307,420,374	(1)	$224,534,930

(1)	The aggregate cost for Federal Income tax purposes was approximately $1.3 billion at December 31, 2003.

(2)	The total includes $87.1 million of debt secured by 17 apartment communities which is not allocated among the individual apartment communities.

EXHIBIT INDEX

Exhibit No.	Description

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

3.3	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC File No. 1-12875)

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

4.17

Assignment of Warranties and Other Contract Rights dated as of December 12, 2000 from CRIT-VA, Inc. as Borrower to First Union National Bank as Lender with respect to the Mayflower Apartments in Virginia Beach, Virginia. Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

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

4.30

Promissory Note dated March 23, 2001 in the principal amount of $12,750,000 made payable by CRIT-VA II, Inc. to First Union National Bank, with respect to the Greenbrier Apartments in Fredericksburg, Virginia. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.31

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

4.32

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

4.38

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

4.41

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

4.47

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

4.48

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

4.50

Promissory Note dated June 20, 2001 in the principal amount of $11,100,000 made payable by CRIT-VA III, Inc. to First Union National Bank, with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.51

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

4.52

Deed of Trust and Security Agreement dated as of June 20, 2001, from CRIT-VA III, Inc., as Grantor, to TRSTE, Inc. as Trustee for First Union National Bank, the Beneficiary, with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.53

Assignment of Warranties and Other Contract Rights dated as of June 20, 2001 from CRIT-VA III, Inc. as Borrower to First Union National Bank as Lender with respect to the Tradewinds Apartments in Newport News, Virginia. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.54

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

4.60

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

4.63

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

4.70	Form of Articles of Amendment designating Series B Convertible Preferred Shares (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 7, 2002; SEC File No. 1-12875).

10.1

Agreement for Appointment of Transfer Agent and Registrar between Cornerstone Realty Income Trust, Inc. and First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.19 to the registrant’s Report on Form 10-K for the Year Ended December 31, 1994; SEC File No. 0-23954).

10.2

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

10.4

Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K.

Exhibit No.	Description

10.5

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

10.6

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

10.7

Articles of Incorporation of Cornerstone Acquisition Company, as amended by Articles of Amendment thereto. (Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.8	Bylaws of Cornerstone Acquisition Company. (Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.9	Articles of Incorporation of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.10	Bylaws of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.11	Articles of Organization of CRIT-SC, LLC. (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.12	Operating Agreement of CRIT-SC, LLC. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.13

Certificate of Limited Partnership of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.14

Limited Partnership Agreement of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.15

Stock Option Agreement dated July 23, 1999 between Glade M. Knight and Cornerstone Realty Income Trust, Inc. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 1999; SEC File No. 1-12875).

10.16

Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 1-12875)).

10.17

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

Exhibit No.	Description

10.18

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

10.19	CRIT-VA, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.20	CRIT-VA, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.21

Property Management Agreement dated as of December 12, 2000 between CRIT-VA, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.22	CRIT Special, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.23	CRIT Special, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.24	CRIT-VA II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.25	CRIT-VA II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.26

Property Management Agreement dated as of March 23, 2001 between CRIT-VA II, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.27	CRIT Special II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.28	CRIT Special II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.29	CRIT-VA III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.30	CRIT-VA III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.31

Property Management Agreement dated as of June 20, 2001 between CRIT-VA III, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.32	CRIT Special III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.33	CRIT Special III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.34

Real Estate Purchase and Sale Agreement dated as of June 8, 2001 between Principal Life Insurance Company f/k/a Principal Mutual Life Insurance Company and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.35	Operating Partnership dated October 1, 2001. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

Exhibit No.	Description

10.36

Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons Apartments, LLC, St. Andrews Place Apartments, LLC and Timber Crest Apartments, LLC. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.37

Membership Interest Contribution Agreement with State Street, LLC and Schedules for St. Andrews Place II, LLC. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.38

Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons II Apartments, LLC. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.39

Membership Interest Contribution Agreement with State Street I, LLC and Schedules for Autumn Park Apartments, LLC and Legacy Park Apartments, LLC. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.40

1992 Non-Employee Directors Stock Option Plan Amended and Restated Effective July 1, 2002. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002; SEC File No. 1-12875).

10.41

1992 Incentive Plan Amended and Restated Effective July 1, 2002. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2002; SEC File No. 1-12875).

21	Subsidiaries of Cornerstone Realty Income Trust, Inc. (FILED HEREWITH).

23	Consent of Ernst & Young LLP. (FILED HEREWITH).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FURNISHED HEREWITH).

32.2	Certification of the registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FURNISHED HEREWITH).