Form 10-Q
period 2004-03-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2004-05-06
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1589139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

306 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 643-1761

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At May 1, 2004, there were 55,785,217 outstanding shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets—March 31, 2004 and December 31, 2003	3

	Consolidated Statements of Operations—Three months ended March 31, 2004 and March 31, 2003	4

	Consolidated Statement of Shareholders’ Equity—Three months ended March 31, 2004	5

	Consolidated Statements of Cash Flows—Three months ended March 31, 2004 and March 31, 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable).

Item 2.	Changes in Securities and Use of Proceeds ( not applicable).

Item 3.	Defaults Upon Senior Securities (not applicable).

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable).

Item 5.	Other Information (not applicable).

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

Certifications		28

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share data)
	March 31, 2004	December 31, 2003
ASSETS
Investment in rental property:
Land	$161,292	$160,192
Buildings and property improvements	1,115,385	1,103,043
Furniture, fixtures and other	39,269	38,735
Real estate under development	6,737	5,450

	1,322,683	1,307,420
Less accumulated depreciation	(238,189)	(224,535)

	1,084,494	1,082,885
Cash and cash equivalents	1,809	1,393
Prepaid expenses	4,675	5,334
Deferred financing costs, net	6,183	5,924
Investment in real estate joint ventures	1,925	2,649
Other assets	24,049	26,257

Total Assets	$1,123,135	$1,124,442

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-secured	$815,631	$801,754
Distributions payable	76	76
Accounts payable and accrued expenses	12,896	14,950
Rents received in advance	493	884
Tenant security deposits	2,008	1,889

Total Liabilities	831,104	819,553
Minority interest of unit holders in operating partnership	18,616	18,884
Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 shares	2,680	2,680
Common stock, no par value, authorized 100,000 shares; issued and outstanding 55,664 shares and 55,534 shares, respectively	540,146	538,969
Deferred compensation	(302)	(456)
Distributions greater than net income	(269,109)	(255,188)

Total Shareholders’ Equity	273,415	286,005

Total Liabilities and Shareholders’ Equity	$1,123,135	$1,124,442

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(In thousands, except per share data)
	Three Months Ended
	March 31, 2004	March 31, 2003
REVENUE:
Rental income	$42,477	$38,367
Other property income	1,955	1,631

Total revenues	44,432	39,998
EXPENSES:
Property and maintenance	12,399	11,334
Taxes and insurance	6,319	5,514
Property management	1,244	988
General and administrative	986	813
Depreciation and amortization of real estate assets	13,948	12,043
Severance costs and organizational charges	760	—
Other depreciation	6	6
Other	83	99

Total expenses	35,745	30,797

Income before interest income (expense)	8,687	9,201
Interest income	28	6
Interest expense	(11,542)	(10,915)

Loss before gains on sales of investments and minority interest of unit holders in operating partnership	(2,827)	(1,708)
Minority interest of unit holders in operating partnership	89	12

Loss from continuing operations	(2,738)	(1,696)
Discontinued operations:
Income from discontinued operations	—	11
Gain on sales of investments	—	1,971

Net (loss) income	$(2,738)	$286
Distributions to preferred shareholders	(76)	(76)

Net (loss) income available to common shareholders	$(2,814)	$210

Net loss per share from continuing operations-basic and diluted	$(0.05)	$(0.04)

Net (loss) income per share from discontinued operations-basic and diluted	$—	$0.04

Net (loss) income per share-basic and diluted	$(0.05)	$—

Distributions per common share	$0.20	$0.28

Weighted average number of common shares outstanding-basic and diluted	55,632	48,819

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

( In thousands, except per share data)	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Total Shareholders’ Equity
Balance at December 31, 2003	55,534	$538,969	127	$2,680	$(456)	$(255,188)	$286,005
Net loss	—	—	—	—	—	(2,738)	(2,738)
Cash distributions declared to common shareholders ($.20 per share)	—	—	—	—	—	(11,107)	(11,107)
Cash distributions for Series A Convertible Preferred Stock	—	—	—	—	—	(76)	(76)
Amortization of deferred compensation	—	—	—	—	154	—	154
Shares issued through dividend reinvestment plan	130	1,177	—	—	—	—	1,177

Balance at March 31, 2004	55,664	$540,146	127	$2,680	$(302)	$(269,109)	$273,415

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(In thousands)
	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flow from operating activities:
Net (loss) income	$(2,738)	$286
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of rental property	—	(1,971)
Depreciation and amortization	13,948	12,211
Severance costs and organizational charge	650	—
Minority interest of unit holders in operating partnership	(89)	(12)
Amortization of deferred compensation	154	64
Amortization of deferred financing costs	368	274
Amortization of mortgage notes payable premium	(880)	(89)
Changes in operating assets and liabilities:
Operating assets	2,991	1,436
Operating liabilities	(2,978)	(2,279)

Net cash provided by operating activities	11,426	9,920
Cash flow from investing activities:
Development of real estate assets	(1,288)	(11)
Major renovations	(624)	(366)
Capital improvements	(3,461)	(2,629)
Net funding of real estate reserve for replacement	600	(440)
Net proceeds from the sale of rental property	—	15,007

Net cash (used in) provided by investing activities	(4,773)	11,561
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings, net	—	326
Proceeds (repayments) from/borrowings on secured line of credit, net	(1,992)	—
Proceeds from secured notes payable	25,810	—
Repayments of secured notes payable	(19,061)	(1,069)
Payment of financing costs	(627)	—
Shares issued through dividend reinvestment plan and exercise of stock options	1,177	1,656
Cash distributions to operating partnership unit holders	(361)	(665)
Cash distributions paid to preferred shareholders	(76)	(76)
Cash distributions paid to common shareholders	(11,107)	(13,542)

Net cash used in financing activities	(6,237)	(13,370)
Increase in cash and cash equivalents	416	8,111
Cash and cash equivalents, beginning of year	1,393	1,380

Cash and cash equivalents, end of period	$1,809	$9,491

Supplemental information:
Non-cash transactions:
Real estate assets acquired	$10,902	—
Assumption of mortgage notes	10,000	—
Issuance of operating partnership units	182	—
Conversion of operating partnership units to common stock	—	$9,374

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

Stock Option Compensation

The Company did not grant any options to purchase shares during the three months ended March 30, 2004. The Company’s options to purchase shares are exercisable after six months after the date of grant, therefore no compensation expense would occur in the period granted. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net (loss) income, as reported	$(2,738)	$286
Add: Stock-based employee compensation expense included in reported net income	110	64
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(110)	(64)

Pro forma net (loss) income as if the fair value method had been applied to all option grants	$(2,738)	$286

Earnings per share
Basic-as reported	$(0.05)	$—
Basic-pro forma	$(0.05)	$—
Diluted-as reported	$(0.05)	$—
Diluted-pro forma	$(0.05)	$—

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

(2)	Investment in Rental Property

Acquisition

During the first quarter of 2004, the Company acquired 138 apartment homes for a purchase price of $10.9 million. The Company assumed a $10.0 million note, issued $0.2 million in the form of non-preferred operating partnership units and made cash payments of $0.7 million to fund the acquisition. The Company’s allocation of purchase price to various components of investment in rental property and intangible assets, if any, is preliminary and subject to change.

Development

During the first quarters of 2004 and 2003, the Company capitalized interest, real estate taxes, insurance and other costs in the amount of $63,685 and $11,395, respectively, to its development projects. Construction in process was $6.7 million and $1.4 million as of March 31, 2004 and 2003, respectively.

Disposition of Investments

During the first quarter of 2003, the Company closed on the sale of two apartment communities containing a total of 395 apartment homes for a total of $15.85 million and recognized a gain of $1.9 million. This gain was originally reported at $1.4 million on our 2003 first quarter Form 10-Q and was subsequently adjusted in our unaudited Quarterly Financial Data in our December 31, 2003 Form 10-K. As a result of the sales, the Company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.”

The components of income from operations related to discontinued operations for the three months ended March 31, 2003 are shown below. These include the results of operations through the date of sale for the three months ended March 31, 2003 (dollars in thousands):

Three Months Ended March 31, 2003

Rental and other property income	$369
Expenses:
Property and maintenance	142
Taxes and insurance	54
Depreciation of real estate assets	162

Total expenses	358
Net income	11
Gain on sales of investments	1,971

Income from discontinued operations	$1,982

The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2004.

(3)	Notes Payable

Fixed Rate Debt

The Company’s fixed rate debt as of March 31, 2004 represented 73.4% of the Company’s debt. At March 31, 2004 and 2003, the outstanding fixed rate debt was $598.7 million and $531.5 million, respectively, including the fair value premium adjustments aggregating $17.5 million and $0.5 million, respectively. The fair value premium adjustment was recorded in connection with assumption of above market rate debt in connection with the acquisition of apartment communities. These premiums are amortized into interest expense (which reduces interest expense) over the remaining term of the related indebtedness on the effective interest method. Scheduled maturities are at various dates from October 2004 to November 2041. The weighted-average interest rate was 6.5% and 7.1% for 2004 and 2003, respectively.

During the first quarter of 2004, the Company entered into a $2.8 million secured financing. The note bears interest at a fixed interest rate of 4.5% per annum. The note is secured by one apartment community and the maturity date is April 2014. The note requires monthly installments, including principal and interest. The financing proceeds were used to pay off the existing fixed debt on this apartment community.

During the first quarter of 2004, the Company repaid $15.1 million in fixed rate debt with variable rate debt, as discussed below.

Variable Rate Debt

The Company’s variable rate debt at March 31, 2004 represented 26.6% of the Company’s debt. At March 31, 2004 and 2003, the outstanding variable rate debt was $216.9 million and $71.8 million, respectively. The weighted-average interest rate was 2.6% and 3.2% for 2004 and 2003, respectively.

During the first quarter of 2004, the Company entered into two secured financings, totaling $23.0 million, which are secured by three apartment communities. The two notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (1.87% at March 31, 2004), and mature in March 2009. The financing proceeds were used to pay off the $15.1 million of the existing fixed rate debt on the three apartment communities and $7.2 million on the revolving credit facility. These notes require monthly installments, including principal and interest.

In conjunction with the 2004 acquisition described above, the Company assumed a $10.0 million note, secured by one apartment community. The note bears interest at LIBOR plus 1.5% and the maturity date is November 2007. The note requires payments of interest only.

The aggregate maturities of principal, including monthly installments for secured debt for the five years subsequent to March 31, 2004 are as follows (in thousands):

Year	Amount
2004	$39,338
2005	108,648
2006	96,608
2007	19,289
2008	56,697
Thereafter	477,547

$798,127
Fair Value Adjustment of Assumed Debt	17,504

$815,631

(4)	Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately an 85% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments. As of March 31, 2004, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option.

The Limited Partnership acquired an additional phase of an existing apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of $0.2 million in the form of non-preferred operating partnership units and cash payments totaling $0.7 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.

(5)	Severance and Organizational Costs

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the Company and her employment agreement with the Company was terminated. In addition, the Company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months.

(6)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128 (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net (loss) income available to common shareholders	$(2,814)	$210
Numerator for basic and diluted earnings per share-income available to common stockholders after assumed conversion	$(2,814)	$210
Denominator:
Denominator for basic earnings per share-weighted-average shares	55,632	48,819
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	55,632	48,819
Basic and diluted earnings per common share	$(0.05)	$—

The conversion of the operating partnership units is not included in earnings per common share calculations since their effect is not dilutive. The weighted average of the operating partnership units was 1,807,145 and 2,092,335 for the three months ended March 31, 2004 and 2003, respectively.

(7)	Subsequent Events

On April 15, 2004, the Company issued 250,000 common shares to The Reserve at Mayfaire, LLC as consideration for a 25% interest in a joint venture, which is developing a 264 apartment home community in Wilmington, North Carolina for a total cost of approximately $24 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Cornerstone Realty Income Trust, Inc. December 31, 2003 Annual Report on Form 10-K as well as the financial statements and notes included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations, and from the substitution of fixed rate for variable rate debt. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievement of the Company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the Company, adverse changes in the real estate markets and general and local economies and business conditions, and adverse changes with respect to the availability and terms of debt financing, a reduction of the portion of dividends that are reinvested through the Company’s dividend reinvestment plan and achieving any benefits of the Merry Land Properties, Inc. (“Merry Land”) merger in 2003. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

Overview

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the Company is to acquire, develop and manage existing residential apartment communities located in the southeastern United States and Texas. As of March 31, 2004, the Company owned 89 apartment communities, which comprised a total of 23,329 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.

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

As of March 31, 2004, the Company provided third party management services in connection with seven apartment communities with a total of 1,822 apartment homes.

The Company, as the general partner, also has approximately an 85% interest in the Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the Company and the prior owner, which is a minority limited partner and is not otherwise related to the Company.

The Company uses property operating income (rental and other property income less property operating expenses as defined below) as a measure to evaluate performance of the apartment communities. Property operating income is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. Property operating income increased 10.4% to $24.5 million in 2004 from $22.2 million in 2003. Overall, rental revenues were up due to the addition of the rental operations of the Merry Land apartment communities and lower vacancies. This increase was offset by the decline in the rental rates. Operating property expenses were higher due to the expenses incurred from the Merry Land apartment communities and an increase in utility and insurance costs. Interest expense increased to $11.5 million in 2004 from $10.9 million in 2003. Depreciation and amortization of real estate assets increased $1.9 million during 2004 over 2003. The Company recorded a $0.8 million severance and organizational charge during 2004. The Company reported net loss available to common shareholders of $2.8 million due to the items mentioned above. Each of these items will be described in further detail later in our discussion.

Results of Operations

Income and occupancy

The principal source of the Company’s revenue is the rental operation of its apartment communities. The Company’s property operations for the three months ended March 31, 2004 include the results of operations of 89 apartment communities acquired to date.

Total revenue for the three months ended March 31, 2004 and 2003 was $44.4 million and $40.0 million, respectively. At the end of the first quarter of 2004, the Company owned 2,106 more apartment homes than it owned for the same period in 2003. The increase in revenue is primarily due to the rental income generated from the additional apartment communities acquired through the Merry Land merger and lower vacancies. The increase was offset by the decline in rental rates.

Other property income for the three months ended March 31, 2004 was $2.0 million and $1.6 million for the same period in 2003. The majority of other property income includes ancillary income, various fees charged to tenants and third party management income. The increase in other property income is due to the additional apartment communities acquired through the Merry Land merger and the addition of the third party management income.

The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the Company’s apartment communities averaged 88% and 86% for the three months ended March 31, 2004 and 2003, respectively.

Expenses

Property operating expenses include the following expense categories: property and maintenance; taxes and insurance; and property management. Property operating expenses for the three months ended March 31, 2004 were $20.0 million and $17.8 million for the same period in 2003. The increase is primarily due to the Merry Land merger, increases in property insurance costs and higher utility costs. The operating expense ratio (the ratio of property operating expenses to rental income) was 47.0% and 46.5% for the three months ended March 31, 2004 and 2003, respectively.

Depreciation expense for the three months ended March 31, 2004 was $13.9 million and $12.0 million for the same period in 2003. The increase in depreciation expense is due to the Merry Land merger and the depreciation associated with capital improvements made during 2004 and 2003. In addition, in conjunction with the Merry Land merger, the Company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. None of the intangible asset value was attributable to above or below market rates, but rather attributable to foregone costs associated with having in-place leases. The Company recorded $0.1 million of amortization of the net intangibles in 2004.

General and administrative expenses totaled 2.3% and 2.1% of rental income for the three months ended March 31, 2004 and 2003, respectively. These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the Company and her employment agreement with the Company was terminated. In addition, the Company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months.

Interest income

The Company’s interest income increased $22,685 for the three months ended March 31, 2004 over 2003. The increase is due to the interest income earned on the notes receivables assumed in connection with the Merry Land merger.

Interest expense

The Company incurred $11.5 million and $10.9 million of interest expense during the three months ended March 31, 2004 and 2003, respectively, associated with borrowings under its secured and unsecured lines of credit, existing and assumed mortgage notes, amortization of deferred financing costs and interest associated with the Company’s capital leases. The increase was principally a result of the following:

•	$0.8 million related to the interest expense associated with the mortgage notes assumed with the Merry Land merger.

•	$0.5 million related to the interest on variable mortgage notes. The increase was due to the 2004 and 2003 refinancings, from fixed to variable rate debt.

•	$93,260 related to the amortization of the deferred financing cost associated with the 2004 and 2003 financings.

•	$14,820 related to imputed interest associated with the Company’s capital leases.

The increase was offset by a decrease of $0.5 million related to the interest on the secured and unsecured lines of credit and a decrease of $0.3 million related to the interest on the existing and assumed fixed mortgage notes, excluding the notes assumed with the Merry Land merger. The decrease was due to the 2004 and 2003 refinancings of fixed rate debt with variable rate debt.

The overall weighted average interest rate for all borrowings was 5.5% and 6.2% during 2004 and 2003, respectively. Interest expense is reduced by the amortization of the fair value premium adjustment recorded in connection with the assumption of above market rate debt in connection with the acquisition of apartment communities. The premiums are amortized over the remaining term of the related indebtedness on the effective interest method. Premium amortization for the three months ended March 31, 2004 and 2003 was $0.9 million and $0.1 million, respectively.

Income from discontinued operations

During the first quarter of 2003, the Company sold two apartment communities containing a total of 395 apartment homes for a total sales price of $15.85 million and recognized a gain of $1.9 million. As a result of the sales, the Company’s financial statements presented have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.”

Net Loss Available to Common Shareholders

Net loss available to common shareholders was $2.8 million ($0.05 per share) for the three months ended March 31, 2004 compared to net income available to common shareholders of $0.2 million ($0.00 per share) for the same period in 2003. The decrease resulted primarily from the increase of $1.9 million in depreciation and amortization of real estate assets, and $0.8 million in severance costs and organizational charges incurred in 2004 and $0.6 million in interest expense. Each of these items is described earlier in our discussion.

Comparable property operations

Property operating income is a measure the Company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with accounting principles generally accepted in the United States. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. The Company’s “same-community property” portfolio consists of 79 stabilized apartment communities, containing 20,961 apartment homes that the Company has owned since January 1, 2003, representing approximately 90% of the Company’s 23,329 apartment homes. The two apartment communities sold in the first quarter of 2003 have been eliminated from the calculation. Property management expenses are excluded from this evaluation. For the three months ended March 31, 2004, “same-community property” operating income (total revenues less property operating expenses), decreased 2%, total revenues decreased 1% and property operating expenses remained the same compared to the same period in 2003.

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

The following is a reconciliation of the “same community property” operating income to net (loss) income as determined in accordance with generally accepted accounting principles (in thousands):

	Three Months Ended March 31,
	2004	2003
Comparable properties (same communities)
Rental and other property income	$38,974	$39,392
Property operating expenses	(16,871)	(16,847)

Property operating income	22,103	22,545
Non-comparable properties (remaining communities)
Rental and other property income	5,458	606
Property operating expenses	(1,847)	(201)

Property operating income	3,611	405
Unallocated expenses	—	200
Depreciation and amortization of real estate assets	(13,948)	(12,043)
Property management	(1,244)	(988)
General and administrative	(986)	(813)
Severance costs and organizational charges	(760)	—
Other depreciation	(6)	(6)
Other	(83)	(99)
Interest income	28	6
Interest expense	(11,542)	(10,915)
Minority interest of unit holders in operating partnership	89	12
Net income from discontinued operations	—	1,982

Net (loss) income	$(2,738)	$286

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

The Company has met and expects to continue to meet short-term liquidity requirements, generally through the cash flow from operations, equity raised from its dividend reinvestment plan, and borrowings on its lines of credit. It is expected that rental income will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal and interest payments on debt in 2004. At March 31, 2004, the Company had $38.4 million available under its lines of credit and $1.8 million in cash and cash equivalents. In addition, the Company had $9.7 million in reserves held by various lenders for capital expenditures, real estate taxes and insurance.

The Company expects to meet certain long-term liquidity requirements, such as scheduled debt maturities, the repayment of financing on development activities, and possible property acquisitions, through secured borrowings, possible refinancing, disposition of certain assets that, in our evaluation, may no longer meet our investment requirements, or issuance of operating partnership units.

Our long-term ability to pay distributions to our various stakeholders is dependent upon cash flows from our apartment communities. While we have substantial cash flow from our operations, on a short-term basis, our cash flow is less than our cash needs and we have had to seek alternative funding sources. During 2004, our cash flow from operating activities was $11.4 million. Cash required to fund capital improvements to our apartment communities was $2.4 million. Distributions to our preferred stockholders, operating partnership unit holders and common stockholders were approximately $11.5 million in 2004.

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

Operating Activities

For the three months ended March 31, 2004, our net cash provided by operating activities was $11.4 million, compared to $9.9 million for the same period in 2003.

Investing Activities

For the three months ended March 31, 2004, our net cash used in investing activities was $4.8 million compared to net cash provided by of $11.6 million for the same period in 2003. Majority of our investing activities relate to investments in acquisitions and in our existing apartment communities through capital expenditures and redevelopment, as well dispositions of apartment communities. In 2003, the Company received net proceeds of $15.0 million from the sale of two apartment communities.

Real Estate under Development

The Company’s development projects are to be completed during 2005. The Company’s share of estimated future cash expenditures to complete these projects will be funded through advances on construction loans.

Financing Activities

For the three months ended March 31, 2004, our net cash used in financing activities was $6.2 million compared to $13.4 million for the same period in 2003. In 2004, our financing activities related to mortgage financings, payment of distributions and payment of our principal debt amortization.

The following is a summary of the Company’s financing activities for the three months ended March 31, 2004:

•	Assumed $10.0 million variable rate debt.

•	Financed $23.0 million in variable rate mortgage notes.

•	Financed $2.8 million in a fixed rate mortgage note.

•	Paid $0.6 million in deferred financing costs associated with the above $23.0 million and $2.8 million financings.

•	Repaid $17.9 million in fixed rate mortgage notes using proceeds from the above financings.

•	Paid scheduled debt maturities in the amount of $1.2 million.

•	Issued $1.2 million of shares through the dividend reinvestment plan.

•	Paid distributions in the amount of $11.5 million to common and preferred shareholders and operating partnership unit holders.

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

Capital resources are expected to grow with the future sale of the Company’s shares and from cash flows from operations. Approximately 10.4% of all 2004 common stock distributions, or $1.2 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be sufficient to meet its cash requirements during 2004.

The Company capitalized $3.1 million of improvements to its various apartment communities during 2004. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $1.7 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $1.0 million for 2004. Redevelopment expenditures, including amenities that add a material new feature or revenue source at our acquired apartment communities, totaled $0.4 million. The Company capitalized costs of $1.3 million in development costs for 2004. The Company’s total non-real estate capital additions, such as computer software, computer equipment, furniture and fixtures and property improvements to the Company’s management offices and its corporate offices, was approximately $1.0 million and is reflected on the balance sheet in the other asset category.

The Company is also required by various lenders to fund a replacement reserve in advance for capital improvements.

The Company’s capital improvement budget is reviewed continually and adjustments will be made if deemed necessary.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately an 85% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments. As of March 31, 2004, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option.

The Limited Partnership acquired an additional phase of an existing apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of $0.2 million in the form of non-preferred operating partnership units and cash payments totaling $0.7 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During 2004, the Company entered into two secured variable rate financings and assumed one variable rate note, totaling $33.0 million. The notes are secured by four apartment communities and the maturity dates vary through March 2009. Two notes require monthly installments, including principal and interest and the note assumed requires payments of interest only. The Company also refinanced an apartment community with a $2.8 million fixed rate note, with a maturity date of April 2014. The note requires monthly installments, including principal and interest.

There have been no other material changes since December 31, 2003. See the information provided in the Company’s Annual Report on Form 10-K under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875).

2.2	Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875).

3.1	Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement filed on Form 8-A/A dated August 18, 2003; SEC File No. 1-12875).

3.2	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC Filed No. 1-12875).

10.1	Employment Separation and Consulting Agreement dated as of March 31, 2004, between Debra A. Jones and Cornerstone Realty Income Trust, Inc. (FILED HEREWITH).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)	The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2004, the items reported and the financial statements included in such filings.

Type and Date of Reports	Items Reported	Financials Statements Filed
Form 8-K dated February 17, 2004 and filed February 18, 2004	12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc. (Registrant)

DATE: May 6, 2004	BY:	/s/ Stanley J. Olander, Jr.

Stanley J. Olander, Jr. President and Chief Financial Officer