Form 10-Q
period 2004-06-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2004-08-09
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At August 1, 2004, there were 56,192,960 outstanding shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.

FORM 10-Q

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share dollar)
	June 30, 2004	December 31, 2003
ASSETS

Investment in rental property:
Land	$161,299	$160,192
Buildings and property improvements	1,118,748	1,103,043
Furniture and fixtures and other	40,403	38,735
Real estate under development	8,994	5,450

	1,329,444	1,307,420
Less accumulated depreciation	(251,864)	(224,535)

	1,077,580	1,082,885
Cash and cash equivalents	1,821	1,393
Prepaid expenses	3,823	5,334
Deferred financing costs, net	5,813	5,924
Investment in real estate joint ventures	4,026	2,649
Other assets	27,008	26,257

Total Assets	$1,120,071	$1,124,442

LIABILITIES and SHAREHOLDERS’ EQUITY

Liabilities
Notes payable-secured	$818,104	$801,754
Distributions payable	76	76
Accounts payable and accrued expenses	17,203	14,950
Rents received in advance	510	884
Tenant security deposits	2,090	1,889

Total Liabilities	837,983	819,553

Minority interest of unit holders in operating partnership	18,201	18,884

Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 shares	2,680	2,680
Common stock, no par value, authorized 100,000 shares; issued and outstanding 56,073 shares and 55,534 shares, respectively	543,468	538,969
Deferred compensation	(271)	(456)
Distributions greater than net income	(281,990)	(255,188)

Total Shareholders’ Equity	263,887	286,005

Total Liabilities and Shareholders’ Equity	$1,120,071	$1,124,442

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUE:
Rental income	$43,276	$39,644	$85,753	$78,011
Other property income	2,479	2,374	4,434	4,005

Total revenues	45,755	42,018	90,187	82,016
EXPENSES:
Property and maintenance	13,455	12,421	25,854	23,755
Taxes and insurance	6,260	5,694	12,579	11,208
Property management	1,283	1,008	2,527	1,996
General and administrative	1,097	871	2,083	1,684
Depreciation and amortization of real estate assets	13,721	12,883	27,669	24,926
Severance costs and other organizational charges	—	—	760	—
Other depreciation	5	5	11	11
Other	95	52	178	151

Total expenses	35,916	32,934	71,661	63,731

Income before interest income (expense)	9,839	9,084	18,526	18,285

Interest income	35	56	63	62
Interest expense	(11,600)	(11,417)	(23,142)	(22,332)

Loss from continuing operations before minority interest of unit holders in operating partnership	(1,726)	(2,277)	(4,553)	(3,985)

Minority interest of unit holders in operating partnership	54	74	143	86

Loss from continuing operations	(1,672)	(2,203)	(4,410)	(3,899)
Discontinued operations:
Loss from discontinued operations	—	(18)	—	(7)
Gain (loss) on sales of investments	—	(9)	—	1,962

Net loss	$(1,672)	$(2,230)	$(4,410)	$(1,944)

Distributions to preferred shareholders	(75)	(75)	(151)	(151)

Net loss available to common shareholders	$(1,747)	$(2,305)	$(4,561)	$(2,095)

Net loss per share from continuing operations-basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.08)

Net income per share from discontinued operations-basic and diluted	$—	$0.00	$—	$0.04

Net loss per share-basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.04)

Distributions per common share	$0.20	$0.20	$0.40	$0.48

Weighted average number of common shares outstanding-basic and diluted	55,993	51,439	55,813	50,136

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share data)	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Total Shareholders’ Equity
Balance at December 31, 2003	55,534	$538,969	127	$2,680	$(456)	$(255,188)	$286,005

Net loss	—	—	—	—	—	(4,410)	(4,410)
Cash distributions declared to common shareholders ($.40 per share)	—	—	—	—	—	(22,241)	(22,241)
Cash distributions for Series A Convertible Preferred Stock	—	—	—	—	—	(151)	(151)
Issuance of common shares	250	2,030	—	—	—	—	2,030
Restricted stock grants	3	28	—	—	—	—	28
Amortization of deferred compensation	—	—	—	—	185	—	185
Shares issued through dividend reinvestment plan	286	2,441	—	—	—	—	2,441

Balance at June 30, 2004	56,073	$543,468	127	$2,680	$(271)	$(281,990)	$263,887

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(In thousands)
	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flow from operating activities:

Net loss	$(4,410)	$(1,944)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on sales of investments	—	(1,962)
Depreciation and other depreciation	27,680	25,088
Severance costs and organizational charge	650	—
Minority interest of unit holders in operating partnership	(143)	(86)
Amortization of deferred compensation	185	110
Amortization of deferred financing costs	744	676
Amortization of mortgage notes payable premium	(1,703)	(432)
Changes in operating assets and liabilities:
Operating assets	985	(1,961)
Operating liabilities	1,431	(148)

Net cash provided by operating activities	25,419	19,341

Cash flow from investing activities:

Acquisition of rental property, net	(238)	(2,113)
Development of real estate assets	(3,673)	(26)
Major renovations	(1,262)	(358)
Capital improvements	(7,409)	(6,498)
Net funding of real estate reserve for replacement	816	(551)
Net proceeds from the sale of rental property	—	15,007

Net cash (used in) provided by investing activities	(11,766)	5,461

Cash flow from financing activities:

Proceeds (repayments) from/of short-term borrowings, net	—	(67,913)
Proceeds (repayments) from/ on secured line of credit, net	2,396	43,587
Proceeds from secured notes payable	25,810	50,000
Repayments of secured notes payable	(20,153)	(25,408)
Payment of deferred financing costs	(633)	(1,167)
Shares issued through dividend reinvestment plan	2,469	2,834
Purchase of common stock	—	(190)
Cash distributions to operating partnership unit holders	(722)	(962)
Cash distributions paid to preferred shareholders	(151)	(151)
Cash distributions paid to common shareholders	(22,241)	(23,435)

Net cash used in financing activities	(13,225)	(22,805)

Increase in cash and cash equivalents	428	1,997

Cash and cash equivalents, beginning of year	1,393	1,380

Cash and cash equivalents, end of period	$1,821	$3,377

Supplemental information:

Non-cash transactions:
Real estate assets acquired	10,902	—
Assumption of mortgage notes	10,000	—
Issuance of operating partnership units	182	—
Issuance of common stock	2,030	—
Investment in real estate joint ventures	2,030	—
Conversion of operating partnership units to common stock	—	9,374
Merry Land acquistion:
Real estate assets acquired	—	146,658
Issuance of common stock	—	36,285
Issuance of preferred stock	—	3,930
Cash paid for acquisition costs	—	2,113
Assumption of mortgage notes	—	110,464
Operating assets acquired	—	9,001
Operating liabilities assumed	—	2,834

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

Stock Option Compensation

The Company granted 89,696 and 59,550 options to purchase shares during the three and six months ended June 30, 2004 and 2003. The Company’s options to purchase shares are exercisable six months after the date of grant; therefore no compensation expense would occur in the period granted. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,672)	$(2,230)	$(4,410)	$(1,944)
Add: Stock-based employee compensation expense included in reported net income	31	46	186	110
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(32)	(47)	(186)	(112)

Pro forma net loss as if the fair value method had been applied to all option grants	$(1,673)	$(2,231)	$(4,410)	$(1,946)

Earnings per share
Basic-as reported	$(0.03)	$(0.04)	$(0.08)	$(0.04)
Basic-pro forma	$(0.03)	$(0.04)	$(0.08)	$(0.04)
Diluted-as reported	$(0.03)	$(0.04)	$(0.08)	$(0.04)
Diluted-pro forma	$(0.03)	$(0.04)	$(0.08)	$(0.04)

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

Acquisition

On March 30, 2004, the Company acquired an additional phase of an existing apartment community owned by the Company with 138 apartment homes for a purchase price of $10.9 million. The Company assumed a $10.0 million note, issued $0.2 million in the form of non-preferred operating partnership units and made cash payments of $0.7 million to fund the acquisition.

The Company’s allocation of purchase price to various components of investment in rental property and intangible assets, if any, is preliminary and subject to change. The Company allocated $1.2 million to land, $9.6 million to buildings, $0.1 million to furniture and fixtures and assumed $10.0 million in secured financing. The Company’s Consolidated Statements of Operations includes results of operations from this additional phase from March 30, 2004.

Development

For the six months ended June 30, 2004 and 2003, the Company capitalized interest, real estate taxes, insurance and other costs in the amount of $72,855 and $35,040, respectively, to its development projects. Construction in process was $9.0 million and $4.9 million as of June 30, 2004 and 2003, respectively.

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

The components of income from operations related to discontinued operations for the three and six months ended June 30, 2003 are shown below. These include the results of operations through the date of sale for the three and six months ended June 30, 2003 (dollars in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Rental and other property income	$1	$371

Expenses:
Property and maintenance	19	161
Taxes and insurance	—	55
Depreciation of rental property	—	162

Total expenses	19	378

Net loss	(18)	(7)

Gain (loss) on sales of investments	(9)	1,962

Net (loss) income from discontinued operations	$(27)	$1,955

The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at June 30, 2004.

(3)	Investment in Unconsolidated Real Estate Joint Ventures

On April 15, 2004, the Company issued 250,000 common shares to The Reserve at Mayfaire, LLC as consideration for a 25% interest in a joint venture which is developing a 264 apartment home community in Wilmington, North Carolina for a total cost of approximately $24 million. The Company does not control this asset and has accounted for its investment under the equity method of accounting. The Company’s investment in joint ventures was $4.0 million and $1.5 million at June 30, 2004 and 2003, respectively.

(4)	Notes Payable

Fixed Rate Debt

The Company’s fixed rate debt as of June 30, 2004 represented 73.0% of the Company’s debt. At June 30, 2004 and 2003, the outstanding fixed rate debt was $596.9 million and $619.6 million, respectively, including the fair value premium adjustments aggregating $16.7 million and $20.1 million, respectively. The fair value premium adjustment was recorded in connection with assumption of above market rate debt in connection with the acquisition of apartment communities. These premiums are amortized into interest expense (which reduces interest expense) over the remaining term of the related indebtedness on the effective interest method. Scheduled maturities are at various dates from October 2004 to November 2041. The weighted-average interest rate was 6.5% and 7.0% for 2004 and 2003, respectively.

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

Variable Rate Debt

The Company’s variable rate debt at June 30, 2004 represented 27.0% of the Company’s debt. At June 30, 2004 and 2003, the outstanding variable rate debt was $221.2 million and $173.1 million, respectively. The weighted-average interest rate was 2.6% and 3.2% for 2004 and 2003, respectively.

During the first quarter of 2004, the Company entered into two secured financings, totaling $23.0 million, which are secured by three apartment communities. The two notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (1.93% at June 30, 2004), and mature in March 2009. The financing proceeds were used to pay off the $15.1 million of the existing fixed rate debt on the three apartment communities and $7.2 million on the revolving credit facility. These notes require monthly installments, including principal and interest.

In conjunction with the 2004 acquisition described above, the Company assumed a $10.0 million note, secured by one apartment community. The note bears interest at LIBOR plus 1.5% and the maturity date is November 2007. The note requires payments of interest only.

The aggregate maturities of principal, including monthly installments for secured debt for the five years subsequent to June 30, 2004 are as follows (in thousands):

Year	Amount
2004	$26,656
2005	110,002
2006	111,448
2007	19,071
2008	56,697
Thereafter	477,548

$801,422
Fair Value Adjustment of Assumed Debt	16,682

$818,104

(5)	Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately an 85% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments. As of June 30, 2004, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option.

On March 30, 2004, the Limited Partnership acquired an additional phase of an existing apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of $0.2 million in the form of non-preferred operating partnership units and cash payments totaling $0.7 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.

(6)	Severance and Organizational Costs

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the Company and her employment agreement with the Company was terminated. In addition, the Company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and other organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months. As of June 30, 2004, the severance costs and other organizational charges liability is $0.6 million.

(7)	Earnings Per Share

The conversion of the operating partnership units is not included in earnings per common share calculations since their effect is not dilutive. The weighted average of the operating partnership units was 1,807,145 and 1,705,258 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the weighted average of the operating partnership units was 1,807,145 and 1,893,205, respectively.

(8)	Subsequent Events

On July 22, 2004, the Company entered into a joint venture with Sterling American Property Inc. The joint venture has acquired two of the Company’s apartment communities in Columbia, SC for approximately $16.9 million. The apartment communities have a total of 419 apartment homes. The Company has a 10% interest in the joint venture and the Company will continue to manage the two apartment communities.

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

Overview

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the Company is to acquire, develop and manage existing residential apartment communities located in the southeastern United States and Texas. As of June 30, 2004, the Company owned 89 apartment communities, which comprised a total of 23,329 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.

The Company’s operations are affected by the following factors: demand for apartment communities in the Company’s markets and the effect on occupancy levels and rental rates, job growth, supply of apartment communities, mortgage interest rates and the availability of refinancing.

Results of Operations

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

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
( In thousands)	2004	2003	Change	2004	2003	Change
Total revenues	$45,755	$42,018	8.9%	$90,187	$82,016	10.0%
Property operating expenses	20,998	19,123	9.8%	40,960	36,959	10.8%
Property operating income	24,757	22,895	8.1%	49,227	45,057	9.3%
Depreciation and amortization of real estate assets	13,721	12,883	6.5%	27,669	24,926	11.0%
General and administrative	1,097	871	26.0%	2,083	1,684	23.7%
Severance costs and organizational charges	—	—	—	760	—	100.0%
Interest expense	11,600	11,417	1.6%	23,142	22,332	3.6%
Net (loss) income from discontinued operations	—	(27)	100.0%	—	1,955	-100.0%
Net loss available to common shareholders	(1,747)	(2,305)	24.2%	(4,561)	(2,095)	-117.7%

Revenues and Occupancy

The principal source of the Company’s revenue is the rental operation of its apartment communities. The Company’s property operations for the three and six months ended June 30, 2004 include the results of operations of 89 apartment communities.

Total revenue for the three months ended June 30, 2004 and 2003 was $45.8 million and $42.0 million, respectively. For the six months ended June 30, 2004 and 2003, total revenue was $90.2 million and $82.0 million, respectively. The increase in revenue is primarily due to the rental income generated from the additional apartment communities acquired through the Merry Land merger since May 28, 2003 and lower vacancies in 2004 compared to 2003. The increase was offset by the decline in rental rates.

Other property income for the three months ended June 30, 2004 was $2.5 million and $2.4 million for the same period in 2003. For the six months ended June 30, 2004 and 2003, other property income was $4.4 million and $4.0 million, respectively. The majority of other property income includes ancillary income, various fees charged to tenants and third party management income. The increase in other property income is due to the additional apartment communities and the third party property management business acquired through the Merry Land merger.

The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the Company’s apartment communities averaged 90% and 87% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, economic occupancy averaged 90% and 87%, respectively. Average physical occupancy in the second quarter of 2004 and 2003 was 94% and 91%, respectively. For the six months ended June 30, 2004 and 2003, average physical occupancy was 93% and 91%, respectively.

Property Operating Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. Property operating expenses for the three months ended June 30, 2004 were $21.0 million and $19.1 million for the same period in 2003. For the six months ended June 30, 2004 and 2003, these expenses were $41.0 million and $37.0 million, respectively. The increase is primarily due to the Merry Land merger, increases in property insurance costs and higher utility costs. The operating expense ratio (the ratio of property operating expenses to rental income) was 48.5% and 48.2% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the operating expense ratio was 47.8% and 47.4%, respectively.

Depreciation and Amortization of Real Estate Assets Expenses

Depreciation and amortization of real estate assets expense for the three months ended June 30, 2004 was $13.7 million and $12.9 million for the same period in 2003. For the six months ended June 30, 2004 and 2003, this expense was $27.7 million and $24.9 million, respectively. The increase in depreciation expense is due to the Merry Land merger and the depreciation associated with capital improvements made during 2004 and 2003. In addition, in conjunction with the Merry Land merger, the Company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. None of the intangible asset value was attributable to above or below market rates, but rather attributable to foregone costs associated with having in-place leases. The Company recorded $0.1 million and $25,102 of amortization of the net intangibles for the first quarter and second quarter of 2004, respectively. This intangible is fully amortized as of June 30, 2004.

General and Administrative Expenses

General and administrative expenses totaled $1.1 million, or 2.5% of rental income for the three months ended June 30, 2004 and $0.9 million, or 2.2% of rental income for the same period in 2003. For the six months ended June 30, 2004 and 2003, these expenses were $2.1 million, or 2.4% of rental income and $1.7 million, or 2.2%, respectively. These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

Severance and Other Organizational Charges

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the Company and her employment agreement with the Company was terminated. In addition, the Company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and other organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months. As of June 30, 2004, the severance costs and other organizational charges liability is $0.6 million.

Interest Expense

The Company incurred $11.6 million and $11.4 million of interest expense during the three months ended June 30, 2004 and 2003, respectively, associated with borrowings under its secured and unsecured lines of credit, existing and assumed mortgage notes, amortization of deferred financing costs and interest associated with the Company’s capital leases. The fluctuation was principally a result of the following:

•	$0.5 million increase related to the interest expense associated with the mortgage notes assumed with the Merry Land merger.

•	$0.3 million decrease related to the 2004 and 2003 refinancings.

For the six months ended June 30, 2004 and 2003, the Company incurred $23.1 million and $22.3 million, respectively, of interest expense associated with the items described above for the second quarter of 2004. The fluctuation was principally a result of the following:

•	$1.4 million increase related to the interest expense associated with the mortgage notes assumed with the Merry Land merger.

•	$0.7 million decrease related to the 2004 and 2003 refinancings.

The overall weighted average interest rate for all borrowings was 5.5% and 6.1% for the second quarter of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, weighted average interest rates were 5.5% and 6.2%, respectively. Interest expense is reduced by the amortization of the fair value premium adjustment recorded in connection with the assumption of above market rate debt in connection with the acquisition of apartment communities. The premiums are amortized over the remaining term of the related indebtedness on the effective interest method. Premium amortization for the three months ended June 30, 2004 and 2003 was $0.8 million and $0.3 million, respectively. For the six months ended June 30, 2004 and 2003, premium amortization was $1.7 million and $0.4 million, respectively.

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

Net Loss Available to Common Shareholders

Net loss available to common shareholders was $1.7 million ($0.03 per share) for the three months ended June 30, 2004 compared to $2.3 million ($0.04 per share) for the same period in 2003. For the six months ended June 30, 2004, net loss available to common shareholders was $4.6 million ($0.08 per share) compared to $2.1 million ($0.04 per share) for the same period in 2003. These decreases resulted from items described earlier in our discussion.

Comparable Property Operations

Property operating income is a measure the Company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with accounting principles generally accepted in the United States. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. The Company’s “same-community property” portfolio consists of 79 stabilized apartment communities, containing 20,961 apartment homes that the Company has owned since January 1, 2003, representing approximately 90% of the Company’s 23,329 apartment homes. The two apartment communities sold in the first quarter of 2003 have been eliminated from the calculation. Property management expenses are excluded from this evaluation. For the three months ended June 30, 2004, “same-community property” operating income (total revenues less property operating expenses), increased 2%, total revenues increased 1% and property operating expenses increased 1% compared to the same period in 2003. For the six months ended June 30, 2004, “same-community property” operating income and revenues remained flat and property operating expenses increased 1% compared to the same period in 2003.

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

The following is a reconciliation of the “same community property” operating income to net loss as determined in accordance with generally accepted accounting principles (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Comparable properties (same communities)
Rental and other property income	$39,972	$39,453	$78,946	$78,845
Property operating expenses	(17,580)	(17,430)	(34,452)	(34,277)

Property operating income	22,392	22,023	44,494	44,568
Non-comparable properties (remaining communities)
Rental and other property income	5,783	2,565	11,241	3,171
Property operating expenses	(2,135)	(685)	(3,981)	(686)

Property operating income	3,648	1,880	7,260	2,485
Depreciation and amortization of real estate assets	(13,721)	(12,883)	(27,669)	(24,926)
Property management	(1,283)	(1,008)	(2,527)	(1,996)
General and administrative	(1,097)	(871)	(2,083)	(1,684)
Severance costs and other organizational charges	—	—	(760)	—
Other depreciation	(5)	(5)	(11)	(11)
Other	(95)	(52)	(178)	(151)
Interest income	35	56	63	62
Interest expense	(11,600)	(11,417)	(23,142)	(22,332)
Minority interest of unit holders in operating partnership	54	74	143	86
Net (loss) income from discontinued operations	—	(27)	—	1,955

Net loss	$(1,672)	$(2,230)	$(4,410)	$(1,944)

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

The Company has met and expects to continue to meet short-term liquidity requirements, generally through the cash flow from operations, equity raised from its dividend reinvestment plan, and borrowings on its lines of credit and expects these sources will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal and interest payments on debt in 2004. At June 30, 2004, the Company had $34.0 million available under its lines of credit and $1.8 million in cash and cash equivalents. In addition, the Company had $12.3 million in reserves held by various lenders for capital expenditures, real estate taxes and insurance.

The Company expects to meet certain long-term liquidity requirements, such as scheduled debt maturities, the repayment of financing on development activities, and possible property acquisitions, through secured borrowings, possible refinancing, disposition of certain assets that, in our evaluation, may no longer meet our investment requirements, or issuance of operating partnership units.

Our long-term ability to pay distributions to our various stakeholders is dependent upon cash flows from our apartment communities. While we have substantial cash flow from our operations, on a short-term basis, our cash flow is less than our cash needs and we have had to seek alternative funding sources. During 2004, our cash flow from operating activities was $25.4 million. Cash required to fund capital improvements to our apartment communities was $7.4 million. Distributions to our preferred stockholders, operating partnership unit holders and common stockholders were approximately $23.1 million in 2004.

In the event that there continues to be an economic downturn or the national economy does not recover sufficiently and the cash flow from operations are no longer adequate, the Company has additional means, such as its borrowing availability on its lines of credit, to help meet our short-term liquidity demands.

The Company considers on a regular basis what level of distributions to common shareholders is appropriate, and there is no assurance that the Company’s distribution to common shareholders will continue at the current level.

Operating Activities

For the six months ended June 30, 2004, our net cash provided by operating activities was $25.4 million, compared to $19.3 million for the same period in 2003.

Investing Activities

For the six months ended June 30, 2004, our net cash used in investing activities was $11.8 million compared to net cash provided by of $5.5 million for the same period in 2003. The majority of our investing activities relate to investments in acquisitions and in our existing apartment communities through capital expenditures and redevelopment, as well dispositions of apartment communities. The Company capitalized $8.7 million of improvements to its various apartment communities and its management and corporate offices in 2004 and $6.9 million for the same period in 2003. In 2003, the Company received net proceeds of $15.0 million from the sale of two apartment communities.

Real Estate under Development

The Company’s development projects are to be completed during 2005. The Company’s share of estimated future cash expenditures to complete these projects will be funded through advances on construction loans.

Financing Activities

For the six months ended June 30, 2004, our net cash used in financing activities was $13.2 million compared to $22.8 million for the same period in 2003. In 2004, our financing activities related to mortgage financings, payment of distributions and payment of our principal debt amortization.

The following is a summary of the Company’s financing activities for the six months ended June 30, 2004:

•	Assumed $10.0 million variable rate debt.

•	Financed $23.0 million in variable rate mortgage notes.

•	Financed $2.8 million in a fixed rate mortgage note.

•	Paid $0.6 million in deferred financing costs associated with the above $23.0 million and $2.8 million financings.

•	Repaid $17.9 million in fixed rate mortgage notes using proceeds from the above financings.

•	Paid scheduled debt maturities in the amount of $2.3 million.

•	Issued $2.4 million of shares through the dividend reinvestment plan.

•	Distributions in the amount of $23.1 million to common and preferred shareholders and operating partnership unit holders.

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

Capital resources are expected to grow with the future sale of the Company’s shares and from cash flows from operations. Approximately 11.0% of all 2004 common stock distributions, or $2.4 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be sufficient to meet its cash requirements during 2004.

The Company capitalized $7.4 million of improvements to its various apartment communities during 2004. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $4.0 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $2.3 million for 2004. Redevelopment expenditures, including amenities that add a material new feature or revenue source at our acquired apartment communities, totaled $1.1 million. The Company capitalized costs of $3.7 million in development costs for 2004. The Company’s total non-real estate capital additions, such as computer software, computer equipment, furniture and fixtures and property improvements to the Company’s management offices and its corporate offices, were approximately $1.3 million and are reflected on the balance sheet in the other asset category.

The Company is also required by various lenders to fund a replacement reserve in advance for capital improvements.

The Company’s capital improvement budget is reviewed continually and adjustments will be made if deemed necessary.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately an 85% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. The Limited Partners contributed and agreed to contribute property to the Limited Partnership in exchange for preferred and non-preferred operating partnership units. Beginning October 1, 2002, the Limited Partners became able to elect to redeem a portion of the preferred operating partnership units. If the Limited Partners make the election, the Company, at its option, will convert the preferred operating partnership units for either common shares of the Company on a one-for-one basis or cash in an amount per unit equal to the closing price of a common share of the Company on the exercise date (or other specified price if there is no closing price on that date), subject to anti-dilution adjustments. As of June 30, 2004, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option.

On March 30, 2004, the Limited Partnership acquired an additional phase of an existing apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of $0.2 million in the form of non-preferred operating partnership units and cash payments totaling $0.7 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.

Subsequent Event

The Company on July 22, 2004, entered into a joint venture with Sterling American Property Inc. The joint venture has acquired two of the Company’s apartment communities in Columbia, SC for approximately $16.9 million. The apartment communities have a total of 419 apartment homes. The Company has a 10% interest in the joint venture and the Company will continue to manage the two apartment communities.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2004, the Company held an Annual Meeting of Shareholders for the purpose of submitting one matter to a vote of the common shareholders. The matter, which is described more fully below, related to the election of four directors to the Company’s Board of Directors.

Election of Directors.

The four nominees to the Company’s Board of Directors were Robert A. Gary, IV, W. Tennent Houston, Penelope W. Kyle and Harry S. Taubenfeld. Each nominee was a current director of the Company. Messrs. Gary, Houston and Taubenfeld and Ms. Kyle were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and all nominees were elected. The voting results are summarized at the end of this item.

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Stanley J. Olander, Jr., Martin Zuckerbrod, Kent W. Colton, Glenn W. Bunting, Jr. and Leslie A. Grandis.

Results of Voting.

The total number of votes represented at the Annual Meeting of Shareholders was 53,726,165.

Election of Directors:

1.	Robert A. Gary, IV	Votes For: 52,848,157 Votes Withheld: 878,008

2.	W. Tennent Houston	Votes For: 51,971,894 Votes Withheld: 1,754,271

3.	Penelope W. Kyle	Votes For: 49,894,039 Votes Withheld: 3,832,126

4.	Harry S. Taubenfeld	Votes For: 51,631,580 Votes Withheld: 2,094,585

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

2.2	Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

3.1	Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement filed on Form 8-A/A dated August 18, 2003; SEC File No. 1-12875.)

3.2	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC Filed No. 1-12875.)

10.1	Employment Separation and Consulting Agreement dated as of March 31, 2004, between Debra A. Jones and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2004; SEC File No. 1-12875.)

10.2	First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan Amended and Restated Effective July 1, 2002 (FILED HEREWITH).

10.3	First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan Amended and Restated Effective July 1, 2002 (FILED HEREWITH).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)	The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2004, the items reported and the financial statements included in such filings.

Type and Date of Reports	Items Reported	Financials Statements Filed
Form 8-K dated May 5, 2004 and filed May 5, 2004	12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc.
(Registrant)

DATE: August 6, 2004	BY:	/s/ Stanley J. Olander, Jr.
Stanley J. Olander, Jr.
President and Chief Financial Officer