Form 10-Q
period 2004-09-30
CORNERSTONE REALTY INCOME TRUST INC
filed 2004-11-09
CIK 854875

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 1, 2004, there were 56,321,536 outstanding shares of common stock, no par value, of the registrant.

CORNERSTONE REALTY INCOME TRUST, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets—September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Operations—Three months ended September 30, 2004 and September 30, 2003 Nine months ended September 30, 2004 and September 30, 2003	4

	Consolidated Statement of Shareholders’ Equity—Nine months ended September 30, 2004	5

	Consolidated Statements of Cash Flows—Nine months ended September 30, 2004 and September 30, 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable).

Item 2.	Changes in Securities and Use of Proceeds (not applicable).

Item 3.	Defaults Upon Senior Securities (not applicable).

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable).

Item 5.	Other Information (not applicable).

Item 6.	Exhibits	21

Signatures		23

Certifications

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(In thousands, except per share data)
	September 30, 2004	December 31, 2003
ASSETS

Investment in rental property:
Land	$159,934	$160,192
Buildings and property improvements	1,105,456	1,103,043
Furniture and fixtures and other	40,198	38,735
Real estate under development	11,345	5,450

	1,316,933	1,307,420
Less accumulated depreciation	(259,075)	(224,535)

	1,057,858	1,082,885

Cash and cash equivalents	2,173	1,393
Prepaid expenses	3,423	5,334
Deferred financing costs, net	5,769	5,924
Investment in real estate joint ventures	4,168	2,649
Other assets	32,112	26,257

Total Assets	$1,105,503	$1,124,442

LIABILITIES and SHAREHOLDERS’ EQUITY

Liabilities
Notes payable-secured	$811,449	$801,754
Distributions payable	76	76
Accounts payable and accrued expenses	19,757	14,950
Rents received in advance	554	884
Tenant security deposits	2,124	1,889

Total Liabilities	833,960	819,553

Minority interest of unit holders in operating partnership	17,856	18,884

Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 127 shares	2,680	2,680
Common stock, no par value, authorized 100,000 shares; issued and outstanding 56,200 shares and 55,534 shares, respectively	544,591	538,969
Deferred compensation	(237)	(456)
Distributions greater than net income	(292,989)	(255,188)
Accumulated other comprehensive loss	(358)	—

Total Shareholders’ Equity	253,687	286,005

Total Liabilities and Shareholders’ Equity	$1,105,503	$1,124,442

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(In thousands, except share data)
	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
REVENUE:
Rental income	$42,510	$42,686	$128,263	$120,697
Other property income	2,544	2,287	6,978	6,292

Total revenues	45,054	44,973	135,241	126,989

EXPENSES:
Property and maintenance	14,123	13,774	39,977	37,529
Taxes and insurance	6,358	6,050	18,937	17,258
Property management	1,377	1,134	3,904	3,126
General and administrative	1,003	1,036	3,086	2,720
Depreciation and amortization of real estate assets	13,705	13,461	41,374	38,387
Severance costs and other organizational charges	—	—	760	—
Expenses associated with the proposed Colonial Properties Trust transaction	190	—	190	—
Other depreciation	6	6	17	17
Other	9	58	187	209

Total expenses	36,771	35,519	108,432	99,246

Income before interest income (expense)	8,283	9,454	26,809	27,743

Interest income	30	108	93	170
Interest expense	(11,460)	(11,932)	(34,602)	(34,264)

Loss from continuing operations before gain on sales of investments and minority interest of unit holders in operating partnership	(3,147)	(2,370)	(7,700)	(6,351)
Gain on sales of investments	3,454	—	3,454	—
Minority interest of unit holders in operating partnership	(17)	84	126	170

Income (loss) from continuing operations	290	(2,286)	(4,120)	(6,181)
Discontinued operations:
Income from discontinued operations	—	(3)	—	(10)
Gain on sales of investments	—	—	—	1,962

Net income (loss)	$290	$(2,289)	$(4,120)	$(4,229)

Distributions to preferred shareholders	(76)	(76)	(227)	(227)

Net income (loss) available to common shareholders	$214	$(2,365)	$(4,347)	$(4,456)

Net income (loss) per share from continuing operations-basic and diluted	$0.01	$(0.04)	$(0.07)	$(0.12)

Net income per share from discontinued operations-basic and diluted	$—	$(0.00)	$—	$0.04

Net income (loss) per share-basic and diluted	$0.00	$(0.04)	$(0.08)	$(0.08)

Distributions per common share	$0.20	$0.20	$0.60	$0.68

Weighted average number of common shares outstanding-basic	56,170	54,729	55,933	51,684

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except per share data)	Number of Common Shares	Common Stock Amount	Number of Preferred Shares	Preferred Stock Amount	Deferred Compensation	Distributions Greater Than Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2003	55,534	538,969	127	2,680	(456)	(255,188)	—	286,005
Comprehensive loss
Net loss	—	—	—	—	—	(4,120)	—	(4,120)
Other comprehensive income:
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(358)	(358)

Comprehensive income	—	—	—	—	—	(4,120)	(358)	(4,478)

Cash distributions declared to common shareholders ($.60 per share)	—	—	—	—	—	(33,454)	—	(33,454)
Cash distributions for Series A Convertible Preferred Stock	—	—	—	—	—	(227)	—	(227)
Issuance of common shares	250	2,030	—	—	—	—	—	2,030
Restricted stock grants	3	28	—	—	—	—	—	28
Amortization of deferred compensation	—	—	—	—	219	—	—	219
Shares issued through dividend reinvestment plan	413	3,564	—	—	—	—	—	3,564

Balance at September 30, 2004	56,200	544,591	127	2,680	(237)	(292,989)	(358)	253,687

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(In thousands) Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flow from operating activities:

Net loss	$(4,120)	$(4,229)
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of investments	(3,454)	(1,962)
Depreciation and other depreciation	41,391	38,549
Severance costs and organizational charge	650	—
Minority interest of unit holders in operating partnership	(126)	(170)
Amortization of deferred compensation	219	210
Amortization of deferred financing costs	1,013	1,081
Amortization of mortgage notes payable premium	(2,518)	(1,179)
Changes in operating assets and liabilities:
Operating assets	(3,112)	(2,837)
Operating liabilities	4,335	3,446

Net cash provided by operating activities	34,278	32,909

Cash flow from investing activities:

Acquisition of rental property, net	(276)	(3,474)
Development of real estate assets	(4,582)	(347)
Major renovations	(2,012)	(1,785)
Capital improvements	(11,589)	(10,054)
Net funding of real estate reserve for replacement	760	(1,584)
Net proceeds from the sale of rental property	16,027	15,018

Net cash provided by (used in) investing activities	(1,672)	(2,226)

Cash flow from financing activities:

Proceeds (repayments) from/of short-term borrowings, net	—	(77,913)
Proceeds (repayments) from/ on secured line of credit, net	(4,053)	7,000
Proceeds from secured notes payable	75,495	137,086
Repayments of secured notes payable	(70,685)	(61,724)
Payment of deferred financing costs	(1,410)	(2,588)
Shares issued through dividend reinvestment plan and exercise of stock options	3,592	4,110
Purchase of common stock	—	(190)
Cash distributions to operating partnership unit holders	(1,084)	(1,324)
Cash distributions paid to preferred shareholders	(227)	(227)
Cash distributions paid to common shareholders	(33,454)	(34,402)

Net cash used in financing activities	(31,826)	(30,172)

Increase in cash and cash equivalents	780	511

Cash and cash equivalents, beginning of year	1,393	1,380

Cash and cash equivalents, end of period	$2,173	$1,891

Supplemental information:

Non-cash transactions:
Real estate assets acquired	10,902	—
Assumption of mortgage notes	10,000	—
Issuance of operating partnership units	182	—
Issuance of common stock	2,030	—
Investment in real estate joint ventures	2,030	—
Conversion of operating partnership units to common stock	—	9,374
Merry Land acquisition:
Real estate assets acquired	—	148,268
Issuance of common stock	—	36,285
Issuance of preferred stock	—	3,930
Assumption of mortgage notes	—	110,464
Operating assets acquired	—	9,001
Operating liabilities assumed	—	3,163

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

(1)	Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain previously reported amounts have been reclassified to conform with the current year financial statement presentation.

Stock Option Compensation

The Company granted 89,696 options to purchase shares during the nine months ended September 30, 2004 and no options were granted during the three months ended September 30, 2004. The Company granted 5,000 and 64,550 options to purchase shares during the three and nine months ended September 30, 2003. All of the aforementioned options were granted to the Company’s non-employee directors pursuant to the 1992 Non-Employee Directors Stock Option Plan as part of their regular compensation. The following information about stock-based compensation costs reconciles the difference of accounting for stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) , as reported	$290	$(2,289)	$(4,120)	$(4,229)
Add: Stock-based employee compensation expense included in reported net income	33	111	219	222
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(34)	(111)	(220)	(222)

Pro forma net loss as if the fair value method had been applied to all option grants	$289	$(2,289)	$(4,121)	$(4,229)

Earnings per share
Basic-as reported	$0.00	$(0.04)	$(0.08)	$(0.08)
Basic-pro forma	$0.00	$(0.04)	$(0.08)	$(0.08)
Diluted-as reported	$0.00	$(0.04)	$(0.08)	$(0.08)
Diluted-pro forma	$0.00	$(0.04)	$(0.08)	$(0.08)

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

Comprehensive Income/Loss

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the three and nine months ended September 30, 2003. Comprehensive loss for the three months ended September 30, 2004 was $0.1 million. This difference between net income available to common shareholder and comprehensive loss is the decrease in the fair value of interest rate cap agreements.

(2)	Investment in Rental Property

Acquisition

On March 30, 2004, the Company acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The Company assumed a $10.0 million note, issued $0.2 million in the form of non-preferred operating partnership units and made cash payments of $0.7 million to fund the acquisition.

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

Development

For the nine months ended September 30, 2004 and 2003, the Company capitalized interest, real estate taxes, insurance and other costs in the amount of $0.3 million and $70,377, respectively, to its development and major renovation projects. Construction in process was $11.3 million and $5.5 million as of September 30, 2004 and December 31, 2003, respectively.

Dispositions

On July 22, 2004, the Company sold two of its apartment communities in Columbia, SC to Sterling American Property LP for $16.4 million cash and retained a 10% limited partnership in the entity. The Company will continue to manage these apartment communities under a standard fee management contract. In accordance with U.S. generally accepted accounting principles, since the sale was to an unrelated buyer, collection of the sales price has occurred and the Company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest, the Company has recognized the part of the profit (90%) proportionate to the outside interests in the buyer at the date of sale. The resulting gain for financial reporting purposes was approximately $3.5 million. The Company has not classified this sale as discontinued operations in the statement of operations since the Company continues to hold a 10% interest in the underlying apartment communities.

Discontinued Operations

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

The components of income from operations related to discontinued operations for the three and nine months ended September 30, 2003 are shown below. These include the results of operations through the date of sale for the three and nine months ended September 30, 2003 (dollars in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Rental and other property income	$1	$372

Expenses:
Property and maintenance	1	162
Taxes and insurance	3	58
Depreciation of rental property	—	162

Total expenses	4	382

Net loss	(3)	(10)

Gain on sales of investments	—	1,962

(Loss) income from discontinued operations	$(3)	$1,952

The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at September 30, 2004.

(3)	Investment in Unconsolidated Real Estate Joint Ventures

On July 22, 2004, the Company entered into a joint venture with Sterling American Property Inc., discussed above. The Company has a 10% interest in the joint venture and the Company will continue to manage the two apartment communities. On April 15, 2004, the Company issued 250,000 common shares to The Reserve at Mayfaire, LLC as consideration for a 25% interest in a joint venture which is developing a 264 apartment home community in Wilmington, North Carolina for a total cost of approximately $24 million. The Company does not control these assets and has accounted for its investment under the equity method of accounting.

The Company’s investment in joint ventures was $4.2 million and $2.6 million at September 30, 2004 and December 31, 2003, respectively.

(4)	Notes Payable

Fixed Rate Debt

The Company’s fixed rate debt as of September 30, 2004 represented 72.7% of the Company’s debt. At September 30, 2004 and December 31, 2003, the outstanding fixed rate debt was $590.3 million and $615.7 million, respectively, including the fair value premium adjustments aggregating $15.9 million and $19.3 million, respectively. The fair value premium adjustment was recorded in connection with assumption of above market rate debt in connection with the acquisition of apartment communities. These premiums are amortized into interest expense (which reduces interest expense) over the remaining term of the related indebtedness on the effective interest method. Scheduled maturities are at various dates through November 2041. For the nine months ended September 30, 2004 and 2003, the weighted-average interest rate was 6.6% and 6.9%, respectively.

During the third quarter of 2004, the Company entered into a $19.6 million secured financing. The note bears interest at a fixed interest rate of 5.05% per annum. The note is secured by two apartment communities and the maturity date is October 2013. The note requires monthly installments, including principal and interest. The financing proceeds were used to pay off the existing fixed debt on these apartment communities.

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

Variable Rate Debt

The Company’s variable rate debt at September 30, 2004 represented 27.3% of the Company’s debt. At September 30, 2004 and December 31, 2003, the outstanding variable rate debt was $221.1 million and $186.0 million, respectively. For the nine months ended September 30, 2004 and 2003, the weighted-average interest rate was 2.7% and 3.1%, respectively.

During the third quarter of 2004, the Company entered into two secured financings, totaling $35.4 million, which are secured by two apartment communities. The $25.4 million note bears interest at LIBOR plus 2.5% and matures in September 2014. The financing proceeds were used to pay off the existing variable rate debt. The note requires monthly installments, including principal and interest. The $10 million note bears interest at LIBOR plus 1.5% for one of the apartment communities under development and requires payments of interest only which is funded through advances on this note. The note matures in November 2006. As of September 30, 2004, the outstanding balance on this note was $6.1 million.

During the first quarter of 2004, the Company entered into two secured financings, totaling $23.0 million, which are secured by three apartment communities. The two notes bear interest at the Discount Mortgage Backed Security index plus 82 basis points (2.48% at September 30, 2004), and mature in March 2009. The financing proceeds were used to pay off the $15.1 million of the existing fixed rate debt on the three apartment communities and $7.2 million on the revolving credit facility. These notes require monthly installments, including principal and interest.

In conjunction with the 2004 acquisition described above, the Company assumed a $10.0 million note, secured by one apartment community. The note bears interest at LIBOR plus 1.5% and the maturity date is November 2007. The note requires payments of interest only.

In connection with the issuance of its variable rate debt, in order to limit its exposure to increases in interest rates, the Company paid approximately $0.6 million to enter into six interest rate cap agreements which effectively cap the interest rate on approximately $75 million of the Company’s variable rate debt. The cap rates on these agreements range from 6.8% to 8.4% and have a weighted average rate of 7.7%. Maturities on these cap agreements range from August 2008 to February 2009. The fair value of these interest rate cap agreements was approximately $0.2 million at September 30, 2004 and is included in other assets.

The aggregate maturities of principal, including monthly installments for secured debt for the five years subsequent to September 30, 2004 are as follows (in thousands):

Year	Amount
2004	$1,169
2005	78,828
2006	117,848
2007	19,376
2008	57,015
Thereafter	521,346

$795,582
Fair Value Adjustment of Assumed Debt	15,867

$811,449

(5)	Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately an 85% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. On March 30, 2004, the Limited Partnership acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of $0.2 million in the form of non-preferred operating partnership units and cash payments totaling $0.7 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.

As of September 30, 2004, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option.

(6)	Severance and Organizational Costs

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the Company and her employment agreement with the Company was terminated. In addition, the Company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and other organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months. As of September 30, 2004, the severance costs and other organizational charges liability is $0.5 million.

(7)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) available to common shareholders	$214	$(2,365)	$(4,347)	$(4,456)
Numerator for basic and diluted earnings per share - (loss) income available to common stockholders after assumed conversion	$214	$(2,365)	$(4,347)	$(4,456)
Denominator:
Denominator for basic earnings per share-weighted-average shares	56,170	54,729	55,933	51,684
Effect of dilutive securities:
Stock options	21	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	56,191	54,729	55,933	51,684
Basic and diluted earnings per common share	$0.00	$(0.04)	$(0.08)	$(0.08)

The conversion of the operating partnership units is not included in earnings per common share calculations since their effect is not dilutive. The weighted average of the operating partnership units was 1,807,145 for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the weighted average of the operating partnership units was 1,807,145 and 1,864,203, respectively.

(8)	Recent Events

Acquisition by Colonial Properties Trust

On October 25, 2004, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into among Colonial Properties Trust (“Colonial”), CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc. under which the Company will merge with and into CLNL Acquisition Sub LLC. Under the terms of the Merger Agreement, Cornerstone shareholders have the right to elect to receive Colonial common shares or preferred depositary shares or a combination of both, subject to the restriction that the preferred depositary shares issued shall not exceed 25 percent of the total merger consideration. Company shareholders who elect to receive common shares will receive 0.2584 Colonial common shares for each Company share. The Company shareholders who elect to receive preferred depositary shares will receive 0.4200 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent (subject to increase based on future increases in the level of Colonial common share dividends above $0.79 per share), which will be listed on the NYSE. The exchange ratios are subject to adjustments based on the resolution of certain tax matters described in more detail below.

There are a number of conditions that must occur for the merger to close. These conditions include the approval of the Merger Agreement by the shareholders of both the Company and Colonial, the receipt of necessary consents, the resolution of certain tax matters and the redemption of the Company’s existing Series A preferred shares.

The Company has the right to terminate the transactions under the Merger Agreement if Colonial’s average common share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00, subject to Colonial’s right to pay additional consideration, in the form of Colonial common shares, cash or a combination, equal to $31.00 minus Colonial’s average common share price. Colonial has the right to terminate the transaction if Colonial’s average common share price for the same period is above $49.00.

Executive Compensation

On October 25, 2004, the Company entered into change of control agreements with David L. Carneal and Gustav G. Remppies. The terms and conditions of the change of control agreements for Mr. Carneal and Mr. Remppies (each, an “Executive”) are substantially similar. The change of control agreements provide that if any person becomes the owner of 20% or more of the combined voting power of the Company’s securities or as a result of a merger (a “change of control”) and with the Executive either is terminated by the Company other than for cause or terminates employment for good reason (collectively, a “termination”), the Executive is entitled to (i) to the extent not previously paid, the salary and any accrued paid time off through the date of the change in control; (ii) an amount equal to the product of (a) the annual bonus for the calendar year immediately preceding the calendar year in which the change in control occurs multiplied by (b) a fraction, the numerator of which is the number of days employed by the Company during the calendar year in which the change in control occurs, and the denominator of which is 365; (iii) all amounts previously deferred by the Executive under any nonqualified deferred compensation plan sponsored by the Company, together with any accrued earnings thereon, and not yet paid by the Company; and (iv) an amount equal to three times the sum of the Executive’s annual base salary and the annual bonus. The term “good reason” has such meaning as is defined in the Plan.

In addition, following a change in control and a termination, the Executive will become fully vested in any and all stock incentive awards granted to the Executive under any plan or otherwise which have not become exercisable as of the date of the change in control and all stock options (including options vested as of the change in control) shall remain exercisable until the applicable option expiration date.

On October 25, 2004, the Company also implemented an Executive Severance Plan (the “Plan”). The Plan covers nine Senior Vice Presidents and four Vice-Presidents. The Plan provides that if any person becomes the owner of 20% or more of the combined voting power of the Company’s securities or as a result of a change in control, the Executive (as defined under the Plan) shall be entitled to severance benefits if and only if: (i) within one year after the date of a change in control, the employment of the Executive with the Company is terminated by the Company for any reason other than good cause (as such term is defined in the Plan), or (ii) within one year after the date of a change in control, the Executive terminates his or her employment with the Company for good reason (as such term is defined in the Plan).

The salary continuance benefit shall be the sum of: (i) the Executive’s salary at the time his or her employment with the Company terminates payable for the applicable severance period (24 months for Senior Vice Presidents and 12 months for Vice Presidents) and (ii) the amount of the annual cash bonus paid to the Executive for the year immediately prior to the year in which the Executive’s employment with the Company terminates, and shall be payable as a lump sum within 30 days after the Executive’s termination of employment.

For a period of up to twelve months beginning on the date on which an Executive’s employment with the Company terminates, an Executive and his or her dependents will continue to be covered by all benefit plans in which he or she and his or her dependents were participating immediately prior to the date on which his or her employment with the Company terminated.

Tax Matters

A REIT generally is not taxed at the corporate level on income that it currently distributes to its shareholders, provided that a number of technical REIT qualification requirements are satisfied on a continuing basis. In general, an entity that fails to qualify as a REIT is subject to federal and state income tax as a regular corporation, and distributions it makes to its shareholders are not deductible in computing its income tax.

During the course of the due diligence investigation and negotiations leading to the merger agreement with Colonial, several technical REIT qualification tax issues were identified. A closing agreement with the IRS or other mutually satisfactory resolution of these issues is one of the conditions to closing the proposed merger with Colonial. The Company is in the process of requesting a closing agreement with respect to these issues and presently anticipates a timely resolution. A closing agreement with the IRS is an agreement between the IRS and a taxpayer relating to specific issues or liabilities. There can be no assurance that the IRS will enter into a closing agreement with the Company with respect to these issues.

The resolution of the tax issues with the IRS may require that the Company pay a special distribution to its shareholders, which would result in a reduction of the exchange ratios as provided in the merger agreement. Additionally, as sometimes is the case in these matters, the IRS has a broad range of penalty options at its disposal and taxes, interest and penalties assessed, if any, (together with certain of the expenses of seeking resolution) would also result in a reduction in the exchange ratios and may or may not have a material adverse effect on the results of operations or financial condition of the Company. It may be possible to avoid the need for part or all of a special distribution (and the related portion of the reduction in the exchange ratios) by increasing the taxable portion of regular quarterly distributions to be paid by the Company in 2005, or possibly by increasing the taxable portion of the 2004 distributions already paid. To preserve the flexibility to adjust the nature of its future dividends paid to shareholders and, thereby, avoid the need for part or all of a special distribution, the Company has agreed in the merger agreement not to pay future dividends until it has resolved the tax issues. When the tax issues are resolved, the Company intends to resume paying dividends in accordance with its existing dividend policy, the merger agreement and Virginia law.

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

Overview

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “Company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the Company is to acquire, develop and manage existing residential apartment communities located in the southeastern United States and Texas. As of September 30, 2004, the Company owned 87 apartment communities, which comprised a total of 22,910 apartment homes. The Company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.

The Company’s operations are affected by the following factors: demand for apartment communities in the Company’s markets and the effect on occupancy levels and rental rates, job growth, supply of apartment communities, mortgage interest rates and the availability of refinancing.

Recent Events

Acquisition by Colonial Properties Trust

On October 25, 2004, an Agreement and Plan of Merger (the “Merger Agreement”) was entered into among Colonial Properties Trust (“Colonial”), CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc. under which the Company will merge with and into CLNL Acquisition Sub LLC. Under the terms of the Merger Agreement, Cornerstone shareholders have the right to elect to receive Colonial common shares or preferred depositary shares or a combination of both, subject to the restriction that the preferred depositary shares issued shall not exceed 25 percent of the total merger consideration. Company shareholders who elect to receive common shares will receive 0.2584 Colonial common shares for each Company share. The Company shareholders who elect to receive preferred depositary shares will receive 0.4200 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent (subject to increase based on future increases in the level of Colonial common share dividends above $0.79 per share), which will be listed on the NYSE. The exchange ratios are subject to adjustments based on the resolution of certain tax matters described in more detail below.

There are a number of conditions that must occur for the merger to close. These conditions include the approval of the Merger Agreement by the shareholders of both the Company and Colonial, the receipt of necessary consents, the resolution of certain tax matters and the redemption of the Company’s existing Series A preferred shares.

The Company has the right to terminate the transactions under the Merger Agreement if Colonial’s average common share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00, subject to Colonial’s right to pay additional consideration, in the form of Colonial common shares, cash or a combination, equal to $31.00 minus Colonial’s average common share price. Colonial has the right to terminate the transaction if Colonial’s average common share price for the same period is above $49.00.

Tax Matters

A REIT generally is not taxed at the corporate level on income that it currently distributes to its shareholders, provided that a number of technical REIT qualification requirements are satisfied on a continuing basis. In general, an entity that fails to qualify as a REIT is subject to federal and state income tax as a regular corporation, and distributions it makes to its shareholders are not deductible in computing its income tax.

During the course of the due diligence investigation and negotiations leading to the merger agreement with Colonial, several technical REIT qualification tax issues were identified. A closing agreement with the IRS or other mutually satisfactory resolution of these issues is one of the conditions to closing the proposed merger with Colonial. The Company is in the process of requesting a closing agreement with respect to these issues and presently anticipates a timely resolution. A closing agreement with the IRS is an agreement between the IRS and a taxpayer relating to specific issues or liabilities. There can be no assurance that the IRS will enter into a closing agreement with the Company with respect to these issues.

The resolution of the tax issues with the IRS may require that the Company pay a special distribution to its shareholders, which would result in a reduction of the exchange ratios as provided in the merger agreement. Additionally, as sometimes is the case in these matters, the IRS has a broad range of penalty options at its disposal and taxes, interest and penalties assessed, if any, (together with certain of the expenses of seeking resolution) would also result in a reduction in the exchange ratios and may or may not have a material adverse effect on the results of operations or financial condition of the Company. It may be possible to avoid the need for part or all of a special distribution (and the related portion of the reduction in the exchange ratios) by increasing the taxable portion of regular quarterly distributions to be paid by the Company in 2005, or possibly by increasing the taxable portion of the 2004 distributions already paid. To preserve the flexibility to adjust the nature of its future dividends paid to shareholders and, thereby, avoid the need for part or all of a special distribution, the Company has agreed in the merger agreement not to pay future dividends until it has resolved the tax issues. When the tax issues are resolved, the Company intends to resume paying dividends in accordance with its existing dividend policy, the merger agreement and Virginia law.

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

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(In thousands)	2004	2003	Change	2004	2003	Change
Total revenues	$45,054	$44,973.18%		$135,241	$126,989	6.50%
Property operating expenses	21,858	20,958	4.29%	62,818	57,913	8.47%
Depreciation and amortization of real estate assets	13,705	13,461	1.81%	41,374	38,387	7.78%
General and administrative	1,003	1,036	(3.19)%	3,086	2,720	13.46%
Severance costs and organizational charges	—	—	—	760	—	100.00%
Interest expense	11,460	11,932	(3.96)%	34,602	34,264	0.99%
Gain on sales of investments	3,454	—	100.00%	3,454	—	100.00%
Net (loss) income from discontinued operations	—	(3)	100.00%	—	1,952	(100.00)%
Net income (loss) available to common shareholders	214	(2,365)	109.05%	(4,347)	(4,456)	2.45%

Revenues and Occupancy

The principal source of the Company’s revenue is the rental operation of its apartment communities. The Company’s property operations for the three and nine months ended September 30, 2004 include the results of operations of 87 apartment communities. The operations of the two properties sold on July 22, 2004 are reflected through the sale date.

Total revenue for the three months ended September 30, 2004 and 2003 was $45.1 million and $45.0 million, respectively. For the nine months ended September 30, 2004 and 2003, total revenue was $135.2 million and $127.0 million, respectively. The increase in revenue is primarily due to the rental income generated from the additional apartment communities acquired through the Merry Land merger since May 28, 2003 and lower vacancies in 2004 compared to 2003. The increase was offset by the decline in rental rates.

Other property income for the three months ended September 30, 2004 was $2.5 million and $2.3 million for the same period in 2003. For the nine months ended September 30, 2004 and 2003, other property income was $7.0 million and $6.3 million, respectively. The majority of other property income includes ancillary income, various fees charged to tenants and third party management income. The increase in other property income is due to the additional apartment communities and the third party property management business acquired through the Merry Land merger.

The Company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the Company’s apartment communities averaged 90% and 89% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended

September 30, 2004 and 2003, economic occupancy averaged 90% and 88%, respectively. Average physical occupancy in the third quarter of 2004 and 2003 was 94% and 93%, respectively. For the nine months ended September 30, 2004 and 2003, average physical occupancy was 93% and 92%, respectively.

Property Operating Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. Property operating expenses for the three months ended September 30, 2004 were $21.9 million and $21.0 million for the same period in 2003. For the nine months ended September 30, 2004 and 2003, these expenses were $62.8 million and $57.9 million, respectively. The increase is primarily due to the Merry Land merger, increases in property insurance costs and higher utility costs. The operating expense ratio (the ratio of property operating expenses to rental income) was 51.4% and 49.1% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the operating expense ratio was 49.0% and 48.0%, respectively.

Depreciation and Amortization of Real Estate Assets Expenses

Depreciation and amortization of real estate assets expense for the three months ended September 30, 2004 was $13.7 million and $13.5 million for the same period in 2003. For the nine months ended September 30, 2004 and 2003, this expense was $41.4 million and $38.4 million, respectively. The increase in depreciation expense is due to the Merry Land merger and the depreciation associated with capital improvements made during 2004 and 2003. In addition, in conjunction with the Merry Land merger, the Company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. None of the intangible asset value was attributable to above or below market rates, but rather attributable to foregone costs associated with having in-place leases. The Company recorded $0.2 million of amortization of the net intangibles for the first two quarters of 2004. This intangible is fully amortized as of June 30, 2004.

General and Administrative Expenses

General and administrative expenses totaled $1.0 million, or 2.4% of rental income for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, these expenses were $3.1 million, or 2.4% of rental income and $2.7 million, or 2.3%, respectively. These expenses represent the administrative expenses of the Company as distinguished from the property operating expenses of the Company’s apartment communities.

Severance and Other Organizational Charges

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the Company and her employment agreement with the Company was terminated. In addition, the Company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and other organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months. As of September 30, 2004, the severance costs and other organizational charges liability is $0.5 million.

Interest Expense

The Company incurred $11.5 million and $11.9 million of interest expense during the three months ended September 30, 2004 and 2003, respectively, associated with borrowings under its secured and unsecured lines of credit, existing and assumed mortgage notes, amortization of deferred financing costs and interest associated with the Company’s capital leases. The overall weighted average interest rate for all borrowings was 5.6% and 5.8% for the third quarter of 2004 and 2003, respectively. The decrease in interest expense is the result of the decrease in the weighted average interest rate.

For the nine months ended September 30, 2004 and 2003, the Company incurred $34.6 million and $34.3 million, respectively, of interest expense associated with the items described above for the third quarter of 2004. For the nine months ended September 30, 2004 and 2003, weighted average interest rates were 5.5% and 6.0%, respectively. The Company amortized as interest expense deferred financing costs of $1.0 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. The majority of the increase is due to the interest expense associated with the secured debt assumed in the Merry Land merger, 2003 borrowings and the incremental effect of the 2004 borrowings. The average outstanding debt increased in 2003 to 2004. The increase is offset by the reduction of the weighted average interest rate for all borrowings.

Interest expense is reduced by the amortization of the fair value premium adjustment recorded in connection with the assumption of above market rate debt in connection with the acquisition of apartment communities. The premiums are amortized over the remaining term of the related indebtedness on the effective interest method. Premium amortization for the three months ended September 30, 2004 and 2003 was $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2004 and 2003, premium amortization was $2.5 million and $1.2 million, respectively.

Gain on Sales of Investments

On July 22, 2004, the Company sold two of its apartment communities in Columbia, SC to Sterling American Property LP for $16.4 million cash and retained a 10% limited partnership in the entity. The Company will continue to manage these apartment communities under a standard fee management contract. In accordance with U.S. generally accepted accounting principles, since the sale was to an unrelated buyer, collection of the sales price has occurred and the Company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest, the Company has recognized the part of the profit (90%) proportionate to the outside interests in the buyer at the date of sale. The resulting gain for financial reporting purposes was approximately $3.5 million. The Company has not classified this sale as discontinued operations in the statement of operations since the Company continues to hold a 10% interest in the underlying apartment communities.

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

Net Loss Available to Common Shareholders

Net income available to common shareholders was $0.2 million ($0.00 per share) for the three months ended September 30, 2004 compared to a net loss available to common shareholders of $2.4 million ($0.04 per share) for the same period in 2003. For the nine months ended September 30, 2004, net loss available to common shareholders was $4.3 million ($0.08 per share) compared to $4.5 million ($0.08 per share) for the same period in 2003. During 2004, the Company entered into a joint venture with Sterling American Property Inc. The joint venture acquired two of the Company’s apartment communities and the Company recognized a gain of $3.5 million.

Comparable Property Operations

Property operating income is a measure the Company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with accounting principles generally accepted in the United States. In addition, this measure, as calculated by the Company, may not be comparable to similarly entitled measures reported by other companies. The Company’s “same-community property” portfolio consists of 77 stabilized apartment communities, containing 20,542 apartment homes that the Company has owned since January 1, 2003, representing approximately 90% of the Company’s 22,910 apartment homes. The two apartment communities sold in the first quarter of 2003 and the two apartment communities sold in the third quarter of 2004 have been eliminated from the calculation. Property management expenses are excluded from this evaluation. For the three months ended September 30, 2004, “same-community property” operating income (total revenues less property operating expenses), decreased 2%, total revenues increased 1% and property operating expenses increased 5% compared to the same period in 2003. For the nine months ended September 30, 2004, “same-community property” operating income decreased 1%, total revenues increased 1% and property operating expenses increased 2% compared to the same period in 2003.

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

The following is a reconciliation of the “same community property” operating income to net loss as determined in accordance with generally accepted accounting principles (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Comparable properties (same communities)
Rental and other property income	$39,303	$38,785	$116,716	$116,098
Property operating expenses	(18,289)	(17,433)	(52,016)	(51,012)

Property operating income	21,014	21,352	64,700	65,086
Non-comparable properties (remaining communities)
Rental and other property income	5,751	6,188	18,525	10,891
Property operating expenses	(2,192)	(2,391)	(6,898)	(3,775)

Property operating income	3,559	3,797	11,627	7,116
Depreciation and amortization of real estate assets	(13,705)	(13,461)	(41,374)	(38,387)
Property management	(1,377)	(1,134)	(3,904)	(3,126)
General and administrative	(1,003)	(1,036)	(3,086)	(2,720)
Severance costs and other organizational charges	—	—	(760)	—
Expenses associated with the proposed Colonial Properties Trust transaction	(190)	—	(190)	—
Other depreciation	(6)	(6)	(17)	(17)
Other	(9)	(58)	(187)	(209)
Interest income	30	108	93	170
Interest expense	(11,460)	(11,932)	(34,602)	(34,264)
Gain on sale of investments	3,454	—	3,454	—
Minority interest of unit holders in operating partnership	(17)	84	126	170
Net (loss) income from discontinued operations	—	(3)	—	1,952

Net income (loss)	$290	$(2,289)	$(4,120)	$(4,229)

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

The Company has met and expects to continue to meet short-term liquidity requirements, generally through the cash flow from operations, equity raised from its dividend reinvestment plan, and borrowings on its lines of credit and expects these sources will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal and interest payments on debt in 2004. At September 30, 2004, the Company had $40.4 million available under its lines of credit and $2.2 million in cash and cash equivalents. In addition, the Company had $15.8 million in cash escrow held by various lenders for capital expenditures, real estate taxes and insurance.

The Company expects to meet certain long-term liquidity requirements through secured borrowings, possible refinancing, disposition of certain assets that, in our evaluation, may no longer meet our investment requirements, or issuance of operating partnership units.

Our long-term ability to pay distributions to our various stakeholders is dependent upon cash flows from our apartment communities. While we have substantial cash flow from our operations, on a short-term basis, our cash flow is less than our cash needs and we have had to seek alternative funding sources. During 2004, our cash flow from operating activities was $34.3 million. Cash required to fund capital improvements to our apartment communities was $11.6 million. Distributions to our preferred stockholders, operating partnership unit holders and common stockholders were approximately $34.8 million in 2004.

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

Operating Activities

For the nine months ended September 30, 2004, our net cash provided by operating activities was $34.3 million, which is comparable to $32.9 million for the same period in 2003.

Investing Activities

For the nine months ended September 30, 2004, our net cash used in investing activities was $1.7 million compared to $2.2 million for the same period in 2003. The majority of our investing activities relate to investments in acquisitions and in our existing apartment communities through capital expenditures and redevelopment, as well dispositions of apartment communities. The Company capitalized $13.6 million of improvements to its various apartment communities and its management and corporate offices in 2004 and $11.8 million for the same period in 2003. On July 22, 2004, the Company entered into a joint venture with Sterling American Property Inc. The joint venture acquired two of the Company’s apartment communities and the Company received net proceeds of $16.0 million from the sale. In 2003, the Company received net proceeds of $15.0 million from the sale of two apartment communities.

Real Estate under Development

The Company’s development projects are to be completed during 2005. The Company’s share of estimated future cash expenditures to complete these projects will be funded through advances on construction loans.

Financing Activities

For the nine months ended September 30, 2004, our net cash used in financing activities was $31.8 million compared to $30.2 million for the same period in 2003. In 2004, our financing activities related to mortgage financings; repayment of debt from financings proceeds; payment of our principal debt amortization; payment of distributions; payment of deferred financing costs associated with the 2004 financings; and issuance of shares through the dividend reinvestment plan.

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

Capital resources are expected to grow with the future sale of the Company’s shares and from cash flows from operations. Approximately 11% of all 2004 common stock distributions, or $3.6 million, was reinvested in additional common shares. In general, the Company’s liquidity and capital resources are believed to be sufficient to meet its cash requirements during 2004.

The Company capitalized $11.6 million of improvements to its various apartment communities during 2004. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $5.9 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $3.8 million for 2004. Redevelopment expenditures, including amenities that add a material new feature or revenue source at our acquired apartment communities, totaled $1.9 million. The Company capitalized costs of $4.6 million in development costs for 2004. The Company’s total non-real estate capital additions, such as computer software, computer equipment, furniture and fixtures and property improvements to the Company’s management offices and its corporate offices, were approximately $2.1 million and are reflected on the balance sheet in the other asset category.

The Company is also required by various lenders to fund a replacement reserve in advance for capital improvements.

The Company’s capital improvement budget is reviewed continually and adjustments will be made if deemed necessary.

Operating Partnership

Effective October 1, 2001, State Street, LLC and State Street I, LLC, each a North Carolina limited liability company (collectively, the “Limited Partners”), and the Company, as the sole general partner, formed Cornerstone NC Operating Limited Partnership, a Virginia limited partnership (the “Limited Partnership”). The Company has approximately an 85% interest in the Limited Partnership. The Limited Partners are minority limited partners and are not otherwise related to the Company. On March 30, 2004, the Limited Partnership acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of $0.2 million in the form of non-preferred operating partnership units and cash payments totaling $0.7 million. The non-preferred operating partnership units shall convert into preferred operating partnership units over time or as certain lease-up and stabilization criteria are met.

As of September 30, 2004, there were 1,807,145 preferred operating partnership units eligible for conversion into common shares on a one-for-one basis or cash, at the Company’s option.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During 2004, the Company entered into four secured variable rate financings and assumed one variable rate note, totaling $68.4 million. The notes are secured by six apartment communities and the maturity dates vary through September 2014. Three notes require monthly installments, including principal and interest and the note assumed requires payments of interest only. The note on an apartment community under development is interest only which funded through advances on this construction loan. The Company also refinanced two apartment communities with a $22.4 million fixed rate note, with a maturity dates through April 2014. The notes require monthly installments, including principal and interest.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

2.2	Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K dated February 19, 2003; SEC File No. 1-12875.)

2.3	Agreement and Plan of Merger dated October 25, 2004, by and among Colonial Properties Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875.)

3.1	Amended and Restated Articles of Incorporation of Cornerstone Realty Income Trust, Inc., as amended (Incorporated by reference to Exhibit 3.1 to Registration Statement filed on Form 8-A/A dated August 18, 2003; SEC File No. 1-12875.)

3.2	Bylaws of Cornerstone Realty Income Trust, Inc. (Amended Through February 13, 2003). (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K filed March 28, 2003; SEC Filed No. 1-12875.)

10.1	Employment Separation and Consulting Agreement dated as of March 31, 2004, between Debra A. Jones and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 6, 2004; SEC File No. 1-12875.)

10.2	First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan Amended and Restated Effective July 1, 2002 (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 9, 2004; SEC File No. 1-12875.)

10.3	First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan Amended and Restated Effective July 1, 2002 (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2004; SEC File No. 1-12875.)

10.4	Cornerstone Realty Income Trust, Inc. Executive Severance Plan adopted as of October 25, 2004. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875.)

10.5	Change in Control Agreement dated October 25, 2004 between Cornerstone Realty Income Trust, Inc. and David L. Carneal. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875.)

10.6	Change in Control Agreement dated October 25, 2004 between Cornerstone Realty Income Trust, Inc. and Gustav G. Remppies. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875.)

10.7	Voting Agreement between Colonial Properties Trust and Glade M. Knight, dated October 25, 2004. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875.)

10.8	Voting Agreement between Cornerstone Realty Income Trust, Inc. and Thomas H. Lowder dated October 25, 2004. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875.)

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Realty Income Trust, Inc.
(Registrant)

DATE: November 9, 2004	BY:	/s/ Glade M. Knight
Glade M. Knight
Chief Executive Officer