Form 10-K
period 2004-12-31
CORNERSTONE REALTY INCOME TRUST INC
filed 2005-03-16
CIK 854875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File Number 1-12875

CORNERSTONE REALTY INCOME TRUST, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1589139
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer (Identification Number)

306 East Main Street, Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 643-1761

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, no par value	New York Stock Exchange

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

Based on the closing sales price of June 30, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $491,760,350.*

On March 1, 2005, there were 56,394,008 shares of the registrant’s common shares outstanding.

*	In determining this figure, the company has assumed that all of its executive officers and directors, and persons known to the company to be beneficial owners of more than 5% of the company’s common shares, are affiliates. Such assumptions should not be deemed conclusive for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders referred to in Part III.

PART I

Introduction

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, without limitation, statements concerning anticipated improvements in financial operations from completed and planned property renovations. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting the company or the apartment communities, as the case may be, adverse changes in the real estate markets and general and local economies and business conditions adverse changes with respect to the availability and terms of debt financing and a reduction in the portion of dividends that are reinvested through the company’s dividend reinvestment plan. In addition, the company’s continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Further in addition, the timing and level of distributions to shareholders are within the discretion of the company’s board of directors. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved. Readers should carefully review the company’s financial statements and the notes thereto.

Item 1.    Business

General

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, referred to below as the “company” or as “we,” “us” or “our”) is a self-administered real estate investment trust, or REIT, that is headquartered in Richmond, Virginia, and that owns, acquires, develops and manages apartment communities located in the southern United States. The company is a Virginia corporation formed in August 1989. Initial capitalization occurred on August 18, 1992. Operations of rental properties commenced on June 1, 1993. As of December 31, 2004, the company owned 87 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures. The company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia. The company’s apartment communities are described in Item 2 of this report, which is hereby incorporated herein by reference.

At December 31, 2004, the company had three divisions (Northern, Southern and Texas). The Northern division has 41 communities, the Southern division has 17 communities, and the Texas division has 29 communities. As of December 31, 2004, the company had approximately 688 employees, including specialists in acquisition, management, marketing, leasing, development, accounting and information systems.

Acquisition by Colonial Properties Trust

On October 25, 2004, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonial Properties Trust (“Colonial”) and CLNL Acquisition Sub LLC under which the company will merge with and into CLNL Acquisition Sub LLC. There are a number of conditions that must occur for the merger to close. These conditions include the approval of the Merger Agreement by the shareholders of both the company and Colonial and the receipt of necessary consents. See Item 7. Management’s Discussion of Financial Conditions and Results of Operations of this report for further detail.

Operations Management and Segments

A site manager is in charge of each of the company’s apartment communities. These site managers report to a regional manager who in turn reports to a divisional manager. The company’s three divisional managers report to the company’s Chief Operating Officer who in turn reports to the company’s President, whom the company considers to be its Chief Operating Decision Maker (“CODM”). The CODM separately evaluates each apartment community’s operating results and budgets on a monthly basis with the respective site manager, regional manager and divisional manager. As a result of these meetings, changes in marketing strategy, capital allocation and other operating decisions are made. While each site manager, regional manager and divisional manager is empowered to make day to day decisions, the CODM ultimately determines the allocation of resources for each individual apartment community through the company’s budgeting process, which is developed on an annual basis and updated each month as needed.

The company believes that each apartment community should be viewed as a separate operating segment and that the segments have similar economic characteristics, facilities, services and tenants. Furthermore, the company believes that its apartment communities contain similar economic characteristics and achieve similar long-term financial performance.

Product Type—Essentially all of the company’s real estate is composed of apartment communities. Over 97% of the communities are garden style apartments located in suburban settings.

Type of Customer—The average income of the company’s tenants is within 85%-110% of the average income for the standard metropolitan area in which the community is located.

Lease Term—All of the company’s apartment communities lease to their tenants under comparable lease terms, which the majority range from month-to-month to 12-month leases.

No one apartment community contributes 10% or more of the company’s revenues, profits or assets. Accordingly, the company believes aggregation of its apartment communities into one reporting segment is appropriate. The company’s property management business is not material to its operations.

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

Management believes that tenant retention is critical to generating property operating income growth. Tenant retention maintains or increases economic occupancy and minimizes the costs associated with preparing apartments for new occupants. The company employs one person at each apartment community who has a primary focus on tenant retention. The tenant retention specialist’s objective is to make tenants feel at home in the community through personal attention, which includes organizing social functions and activities as well as responding promptly to any tenant problems that may arise in conjunction with the apartment or community. The company’s philosophy is to market its apartment communities continually to existing tenants in order to achieve a low turnover rate. The company’s turnover rate was 69% for 2004 and 2003. The company believes that the turnover rate of its apartment communities is in line with the average turnover rate for comparable apartment communities.

Purchase discounts are sought at both the corporate level and locally in those areas where the company has a significant presence. All major contracts for goods and services are re-bid annually to ensure competitive pricing. The company has a preventive maintenance program and the ability to perform work using in-house personnel, which helps the company’s efforts to reduce property operating expenses at the apartment communities. For example, the maintenance manager at each property is qualified to perform HVAC and plumbing work which otherwise would be contracted outside the company. In addition, the company passes through expenses to tenants by sub-metering of utilities as permitted by local and state regulations and charging a flat fee for trash services in select markets.

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

Acquisition of Merry Land Properties, Inc

On May 28, 2003, the company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities in South Carolina and Georgia containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes, and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment, identified intangible assets of in-place leases and debt assumed. The purchase price was $159.4 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the company’s common shares and 0.220 of the company’s Series B Convertible Preferred Shares. A total of 5.0 million common shares and 0.6 million of the company’s Series B Convertible Preferred Shares were issued as a result of the merger. The Series B Convertible Preferred Shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction.

Development

The company has two development projects in progress, which were assumed with the Merry Land merger mentioned above. All development projects and related carrying costs are capitalized. The costs of development projects include interest, real estate taxes, insurance and certain internal development and related overhead costs directly related to the apartment community under development or major renovation. Interest is capitalized to development projects based upon the weighted average cumulative project costs for each period multiplied by the company’s borrowing costs on its line of credit, expressed as a percentage. The internal development and related overhead costs are capitalized to the development projects based upon the effort identifiable with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as real estate under development. The company ceases the capitalization of such costs as the apartment homes become substantially complete and available for occupancy.

Dispositions

On July 22, 2004, the company sold two of its apartment communities in Columbia, SC to Sterling American Property LP for $16.4 million and retained a 10% limited partnership interest in the entity. The company will continue to manage these apartment communities under a standard fee management contract. In accordance with generally accepted accounting principles, since the sale was to an unrelated buyer, collection of the sales price has occurred and the company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest, the company has recognized the part of the profit (90%) proportionate to the outside interests in the buyer at the date of sale. The resulting gain for financial reporting purposes was approximately $3.4 million. The company has not classified this sale as discontinued operations in the statement of operations since the company continues to hold a 10% interest in the entity that owns the underlying apartment communities.

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

Investment in Real Estate Joint Ventures

As of December 31, 2004, the company had interests in four real estate joint ventures. Two of the joint ventures own apartment communities under development and the other two joint ventures own three apartment communities. The company manages three of these apartment communities. One of the apartment communities under development is almost complete as of December 31, 2004 and the company manages the apartment units as they become ready for occupancy. The company does not control these assets and has accounted for its investments under the equity method of accounting. The investments in the joint ventures are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.

Third Party Property Management

As of December 31, 2004, the company managed ten apartment communities with 2,242 apartment homes owned by third parties. For the year ended December 31, 2004 and 2003, the company recognized $0.7 million and $0.3 million, respectively, in third party property management income. Since the company is the primary obligor, has supplier discretion and bears credit risk for third party expenses, the company in 2004 recorded reimbursement revenue and expenses for out-of-pocket expenses, totaling $1.9 million. Reimbursement revenue is recorded when the underlying reimbursable costs are incurred.

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

On March 30, 2004, the Limited Partnership acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of 20,000 non-preferred operating partnership units, totaling $0.2 million, and cash payments totaling $0.7 million. The non-preferred operating partnership units converted into preferred operating partnership units on January 1, 2005.

During the first quarter of 2003, a total of 0.9 million preferred operating partnership units were converted into common shares on a one-to-one basis. During 2003, 0.3 million non-preferred operating partnership units converted to preferred operating partnership units as certain lease-up and stabilization criteria were met. As of December 31, 2004, there were 1.8 million preferred operating partnership units eligible for conversion into common shares on one-for-one basis or cash, at the company’s option.

Financing Policy

The company’s objective is to seek capital as needed at the lowest possible cost. In addition to obtaining capital from future sales of common shares, the company may obtain capital from lines of credit or other secured or unsecured borrowings.

The following is a summary of the company’s financing activities for the year ended December 31, 2004:

•	Financed $75.5 million in variable and fixed rate mortgage notes.

•	Assumed $10.0 million in secured financing, and had advances on the construction loan of $3.4 million.

•	Paid $1.5 million in deferred financing costs associated with the above financings.

•	Repaid $67.3 million in variable and fixed rate mortgage notes using proceeds from the above financings.

•	Paid scheduled debt maturities in the amount of $4.7 million.

•	Net increase of $6.7 million on the company’s $50 million secured revolving credit facility.

In connection with the issuance of its variable rate debt, in order to limit its exposure to increases in interest rates, the company paid approximately $0.7 million to enter into seven interest rate cap agreements which effectively cap the interest rate on approximately $75 million of the company’s variable rate debt. The cap rates on these agreements range from 6.8% to 8.4% and have a weighted average rate of 7.7%. Maturities on these cap agreements range from August 2008 to February 2009. The fair value of these interest rate cap agreements was approximately $0.1 million at December 31, 2004 and is included in other assets.

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

The company created a C-corporation which elected the taxable REIT subsidiary (“TRS”) status for financing purposes for one apartment community. The TRS is subject to federal, state and local income taxes. For the years ended December 31, 2004 and 2003, the impact of this TRS’s income taxes and related tax attributes was not material to the accompanying consolidated financial statements.

During the course of the due diligence investigation and negotiations leading to the merger agreement with Colonial, several technical REIT qualification tax issues were identified. A closing agreement with the Internal Revenue Service (“IRS”) or other mutually satisfactory resolution of these issues was one of the conditions to closing the proposed merger with Colonial. On January 25, 2005, the company signed a closing agreement with the IRS resolving specified tax matters in connection with the company’s investment in Cornerstone Acquisition Company, one of its subsidiaries, and resolving other tax matters. Under the closing agreement, the company paid $100,000 to the IRS. The closing agreement also provides that the company will not be assessed any additional tax, interest or penalties, and does not require the company to pay dividends to any of its shareholders or make any other adjustments, in connection with the resolution of the tax matters addressed by the closing agreement.

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

As discussed above, the company may directly, or through wholly-owned subsidiaries, own its properties wholly or may, in appropriate cases, acquire interests in joint ventures that own properties. The company’s predominant method of financing acquisitions is with cash, which it may obtain through borrowings, sales of its securities, dispositions of other properties, or through other means. However, in suitable situations, the company may use as consideration for property acquisitions its own securities (such as operating partnership units of entities it forms, or its own common or preferred shares).

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

Internet Website

The address of the company’s Internet website is www.cornerstonereit.com. The company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the SEC. In addition, the charters of the company’s Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as the company’s Code of Business Conduct and Ethics and its Corporate Governance Guidelines, are available on the company’s Internet website. Copies of those documents are also available in print to any company shareholder who requests them. The company’s mailing address is 306 E. Main Street, Richmond, Virginia 23219, and the company’s toll-free telephone number is (800) 582-8805.

Item 2.	Properties

As of December 31, 2004, the company owned 87 apartment communities, which comprised a total of 22,981 apartment homes. Those apartment communities were located in Georgia (11 communities), North Carolina (28 communities), South Carolina (7 communities), Texas (29 communities), and Virginia (12 communities).

The following table sets forth specific information regarding the company’s apartment communities and their respective apartment homes:

Property	Location	Date of Const.	Date Acquired	Encum- brances(13)	Initial Acquisition Cost	Total Investment at 12-31-04(1)	# of Apartment Homes	Total Investment Per Apartment Home at 12-31-04	Average Apartment Home Size (Square Feet)
Georgia
Ashley Run	Atlanta	1987	April 30, 1997	(11)	$18,000,000	$23,048,174	348	$66,230	1,150
Stone Brook	Atlanta	1986	October 31, 1997	(11)	7,850,000	10,287,816	188	54,722	937
Carlyle Club	Atlanta	1974	April 30, 1997	7,250,000	11,580,000	15,141,791	243	62,312	1,089
Dunwoody Springs	Atlanta	1981	July 25, 1997	13,325,000	15,200,000	22,679,003	350	64,797	948
Poplar Place	Atlanta	1989/1995	September 7, 2001	19,585,929	34,650,000	38,922,341	524	74,279	1,079
Spring Lake	Atlanta	1986	August 12, 1998	(11)	9,000,000	10,884,521	188	57,896	1,009
Greentree	Savannah	1984	May 28, 2003	7,400,543	10,966,046	11,410,643	194	58,818	852
Hammocks	Savannah	1997	May 28, 2003	21,932,988	25,392,449	25,922,314	308	84,163	1,051
Huntington	Savannah	1986	May 28, 2003	5,443,321	8,291,199	8,497,403	147	57,805	813
Marsh Cove	Savannah	1983	May 28, 2003	8,987,710	11,897,003	12,723,999	188	67,681	1,053
Merritt at Whitemarsh	Savannah	2002	May 28, 2003	22,983,741	22,855,387	23,038,476	312	73,841	1,017

North Carolina
The Meadows	Asheville	(6)	(6)	14,885,000	17,836,000	19,941,497	392	50,871	1,033
Beacon Hill	Charlotte	1985	May 1, 1996	(12)	13,579,203	17,029,511	349	48,795	734
Bridgetown Bay	Charlotte	1986	April 1, 1996	(12)	5,025,000	6,596,706	120	54,973	867
Charleston Place	Charlotte	1986	May 13, 1997	(11)	9,475,000	11,145,609	214	52,082	806
Greystone Crossing	Charlotte	1998\2000	May 8, 2000	(12)	26,800,000	28,271,116	408	69,292	927
Heatherwood	Charlotte	(3)	(3)	16,250,000	17,630,457	27,735,503	476	58,268	1,186
Meadow Creek	Charlotte	1984	May 31, 1996	9,277,751	11,100,000	14,100,189	250	56,401	860
Paces Glen	Charlotte	1986	July 19, 1996	—	7,425,000	9,231,709	172	53,673	907
Legacy Park	Charlotte	2001	October 1, 2001	13,700,000	21,888,522	22,112,207	288	76,778	1,004
Timber Crest	Charlotte	2000	October 1, 2001	14,813,786	19,076,149	19,556,751	282	69,350	983
Summerwalk	Charlotte	1983	May 1, 1996	6,000,000	5,660,000	8,313,003	160	51,956	963
Stone Point	Charlotte	1986	January 15, 1998	(11)	9,700,000	10,949,708	192	57,030	848
The Enclave at South Tryon	Charlotte	2002	December 2, 2002	(12)	16,100,000	16,432,594	216	76,077	1,093
Deerfield	Durham	1985	November 1, 1996	9,887,239	10,675,000	12,039,829	204	59,019	888
The Landing	Durham	1984	May 1, 1996	7,442,500	8,345,000	11,050,227	200	55,251	960
Parkside at Woodlake	Durham	1996	August 31, 1996	11,000,000	14,663,886	16,185,398	266	60,847	865
Highland Hills	Carrboro	1987	September 27, 1996	14,360,566	12,100,000	15,809,995	264	59,886	1,000
Clarion Crossing	Raleigh	1972	September 30, 1997	9,050,000	14,225,488	15,313,624	260	58,899	803
Remington Place	Raleigh	1985	October 31, 1997	(11)	7,900,000	9,360,950	136	68,831	1,098
St. Regis	Raleigh	1986	October 31, 1997	(11)	9,800,000	11,483,151	180	63,795	840
The Trestles	Raleigh	1987	December 30, 1994	(11)	10,350,000	12,382,068	280	44,222	776
The Timbers	Raleigh	1983	June 4, 1998	—	8,100,000	9,449,663	176	53,691	745
Trinity Commons	Raleigh	(9)	(9)	27,555,398	37,805,886	38,641,646	462	83,640	953
Glen Eagles	Winston-Salem	(7)	(7)	10,010,000	16,887,653	19,099,497	310	61,611	978
Mill Creek	Winston-Salem	1984	September 1, 1995	6,207,500	8,550,000	10,731,224	220	48,778	897
Pinnacle Ridge	Asheville	1951	April 1, 1998	4,842,038	5,731,150	7,522,847	166	45,318	885
Autumn Park	Greensboro	(10)	(10)	24,563,522	31,028,621	31,221,008	402	77,664	983
St. Andrews	Wilmington	(8)	(8)	18,044,701	27,369,289	28,185,551	390	72,271	903

South Carolina
Westchase	Charleston	1985	January 15, 1997	(11)	11,000,000	14,567,297	352	41,384	706
Hampton Pointe	Charleston	1986	March 31, 1998	(11)	12,225,000	17,435,826	304	57,355	1,035
Merritt at James Island	Charleston	2002	May 28, 2003	17,868,758	24,844,213	24,933,261	230	108,405	1,026
Quarterdeck	Charleston	1987	May 28, 2003	10,974,699	15,824,658	16,086,330	230	69,941	813
Waters Edge	Charleston	1985	May 28, 2003	7,928,129	10,360,565	10,732,303	204	52,609	918
Windsor Place	Charleston	1985	May 28, 2003	10,086,816	14,045,021	14,356,123	224	64,090	953
Cape Landing	Mytle Beach	1997/1998	October 16, 1998	9,000,000	17,100,000	19,939,818	288	69,235	933

Property	Location	Date of Const.	Date Acquired	Encum- brances(13)	Initial Acquisition Cost	Total Investment at 12-31-04(1)	# of Apartment Homes	Total Investment Per Apartment Home at 12-31-04	Average Apartment Home Size (Square Feet)
Virginia
Trophy Chase	Charlottesville	(5)	(5)	15,000,000	12,628,991	19,740,095	425	46,447	803
Greenbrier	Fredericksburg	1980	October 1, 1996	12,392,366	11,099,525	13,072,435	258	50,668	851
Tradewinds	Hampton	1988	November 1, 1995	10,738,586	10,200,000	12,751,470	284	44,900	930
Ashley Park	Richmond	1988	March 1, 1996	9,500,000	12,205,000	14,149,135	272	52,019	765
Hampton Glen	Richmond	1986	August 1, 1996	12,253,292	11,599,931	14,270,904	232	61,513	788
Trolley Square	Richmond	(4)	(4)	9,500,000	10,242,575	14,881,339	328	45,370	589
The Gables	Richmond	1987	July 2, 1998	8,000,000	11,500,000	13,671,020	224	61,031	700
Chase Gayton	Richmond	1984	June 21, 2001	15,394,349	21,175,000	22,821,972	328	69,579	949
Waterford	Richmond	1989	December 10, 2001	16,390,582	22,500,000	24,027,698	312	77,012	995
Arbor Trace	Virginia Beach	1985	March 1, 1996	5,000,000	5,000,000	6,548,546	148	44,247	850
Harbour Club	Virginia Beach	1988	May 1, 1994	8,237,279	5,250,000	7,729,647	213	36,289	813
Mayflower Seaside	Virginia Beach	1950	October 26, 1993	10,500,000	7,634,144	13,585,302	265	51,265	698

Texas
Brookfield	Dallas	1984	July 23, 1999	(12)	8,014,533	8,224,497	232	35,450	714
Toscana	Dallas	1986	July 23, 1999	5,250,000	7,334,023	7,709,371	192	40,153	601
Paces Cove	Dallas	1982	July 23, 1999	10,801,470	11,712,879	12,892,291	328	39,306	670
Timberglen	Dallas	1984	July 23, 1999	9,500,000	13,220,605	14,647,000	304	48,181	728
Summer Tree	Dallas	1980	July 23, 1999	7,532,615	7,724,156	8,979,744	232	38,706	575
Devonshire	Dallas	1978	July 23, 1999	3,461,912	7,564,892	8,489,599	144	58,956	876
The Courts on Pear Ridge	Dallas	1988	July 23, 1999	10,278,374	11,843,691	12,490,471	242	51,614	774
Eagle Crest	Dallas	1983	July 23, 1999	15,000,000	21,566,317	23,162,326	484	47,856	887
Remington Hills	Dallas	1984	July 23, 1999	14,250,000	20,921,219	26,675,367	362	73,689	957
Estrada Oaks	Dallas	1983	July 23, 1999	9,115,013	10,786,882	11,738,548	248	47,333	771
Aspen Hills	Dallas	1979	July 23, 1999	(12)	7,223,722	8,194,376	240	34,143	671
Mill Crossing	Dallas	1979	July 23, 1999	—	5,269,792	5,897,178	184	32,050	691
Cottonwood	Dallas	1985	July 23, 1999	5,857,850	6,271,756	7,717,290	200	38,586	751
Burney Oaks	Dallas	1985	July 23, 1999	8,243,601	9,965,236	11,155,719	240	46,482	794
Copper Crossing	Dallas	1980/1981	July 23, 1999	(12)	11,776,983	13,356,182	400	33,390	739
The Arbors on Forest Ridge	Dallas	1986	July 23, 1999	6,250,000	9,573,954	10,324,884	210	49,166	804
Park Village	Dallas	1983	July 23, 1999	8,261,577	8,224,541	9,158,177	238	38,480	647
Wildwood	Dallas	1984	July 23, 1999	3,289,296	4,471,294	5,010,960	120	41,758	755
Main Park	Dallas	1984	July 23, 1999	8,189,381	9,082,967	9,834,673	192	51,222	939
Paces Point	Dallas	1985	July 23, 1999	—	12,980,245	14,134,608	300	47,115	762
Silverbrook I	Dallas	1982	July 23, 1999	15,100,731	15,709,893	18,401,409	472	38,986	842
Silverbrook II	Dallas	1984	July 23, 1999	2,771,525	5,808,250	6,574,976	170	38,676	741
Grayson I and II	Dallas	(2)	(2)	17,550,000	22,159,080	25,403,749	450	56,453	1,690
Cutter’s Point	Dallas	1978	July 23, 1999	6,250,000	9,859,840	11,566,006	196	59,010	1,010
Windsor Heights	Dallas	1997	December 23, 2002	25,266,500	29,004,616	29,845,533	396	75,368	1,167
The Meridian	Austin	1988	July 23, 1999	5,460,000	7,539,224	8,757,068	200	43,785	741
Canyon Hills	Austin	1996	July 23, 1999	12,319,470	12,512,502	13,027,568	229	56,889	799
Sierra Ridge	San Antonio	1981	July 23, 1999	4,750,000	6,624,666	8,760,901	230	38,091	751
Real estate under development					13,453,639	13,453,639

				$822,081,404	$1,155,145,408	$1,323,333,893	22,981	$57,584

Notes to table of apartment communities:

(1)	“Total Investment” includes the purchase price of the apartment community plus real estate commissions, closing costs and improvements capitalized since the community’s date of acquisition.
(2)	Grayson Square Apartments is comprised of Grayson Square I (completed in 1985) and Grayson Square II (completed in 1986) both acquired in July 1999 at a cost of $6.4 million and $6.1 million. These are combined as one apartment community for financing purposes.
(3)	Heatherwood Apartments is comprised of Heatherwood (completed in 1980) and Italian Village and Villa Marina Apartments (completed in 1980) acquired in September 1996 and August 1997, respectively, at a cost of $10.2 million and $7.4 million. They are adjoining properties and are operated as one apartment community.
(4)	Trolley Square Apartments is comprised of Trolley Square East Apartments (completed in 1965) and Trolley Square West Apartments (completed in 1964) acquired in June 1996 and December 1996, respectively, at a cost of $6.0 million and $4.2 million. They are adjacent properties and are operated as one apartment community.
(5)	Trophy Chase is comprised of Trophy Chase (completed in 1970) and Hunter’s Creek (completed in 1970) acquired in April 1996 and July 1999, respectively, at a cost of $3.7 million and $8.9 million.
(6)	The Meadows is comprised of The Meadows (completed in 1974), the Enclave (completed in 2000) and Phase II Enclave (completed in 2001) acquired in January 1996, March 2000 and May 2001, respectively, at a cost of $6.2 million, $8.8 million and $2.9 million.
(7)	Glen Eagles is comprised of Glen Eagles (completed in 1990) and Prestwick (completed in 2000) acquired in October 1995 and September 2000, respectively, at a cost of $7.3 million and $9.6 million.
(8)	St. Andrews is comprised of St. Andrews (completed in 1998) and St. Andrews II (completed in 2002) acquired in October 2001 and March 2002, respectively, at a cost of $17.1 million and $10.3 million.
(9)	Trinity Commons is comprised of Trinity Commons (completed in 2000) and Trinity Commons II (completed in 2002) acquired in October 2001 and July 2002, respectively, at a cost of $22.1 million and $15.7 million.
(10)	Autumn Park is comprised of Autumn Park (completed in 2001) and Autumn Park II (completed in 2004) acquired in October 2001 and March 2004, respectively, at a cost of $20.1 million and $10.9 million.
(11)	$73.5 million of secured debt secured by 10 properties which are individually noted.
(12)	$20.3 million of secured debt secured by 7 properties which are individually noted.
(13)	Includes fair value adjustments of $15.1 million.

The following table sets forth occupancy rates and average rental rates for the company’s apartment communities:

	Occupancy Rates (2)					December Average Rental Rates (3)
Property (1)	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000
Georgia
Ashley Run	68%	79%	82%	88%	92%	$710	$713	$757	$817	$822
Stone Brook	88%	77%	85%	88%	91%	641	652	680	741	733
Carlyle Club	86%	78%	86%	88%	92%	699	703	763	783	802
Dunwoody Springs	91%	88%	91%	93%	93%	650	671	709	763	760
Poplar Place	87%	87%	86%	89%	—	695	690	709	776	—
Spring Lake	91%	84%	88%	90%	91%	674	657	705	745	728
Greentree	93%	92%	—	—	—	691	675	—	—	—
Hammocks	94%	93%	—	—	—	876	852	—	—	—
Huntington	95%	95%	—	—	—	718	706	—	—	—
Marsh Cove	94%	93%	—	—	—	791	768	—	—	—
Merritt at Whitemarsh	83%	84%	—	—	—	931	939	—	—	—

North Carolina
The Meadows	93%	92%	93%	93%	94%	687	663	679	688	673
Beacon Hill	85%	85%	87%	90%	91%	546	572	567	623	632
Bridgetown Bay	93%	79%	91%	87%	90%	574	563	605	617	668
Charleston Place	92%	85%	88%	89%	91%	532	547	575	621	638
Greystone Crossing	93%	79%	81%	91%	86%	614	624	662	660	695
Heatherwood	81%	81%	85%	91%	92%	594	619	635	658	657
Meadow Creek	84%	82%	79%	89%	88%	545	552	591	620	652
Paces Glen	89%	79%	90%	89%	88%	569	557	607	643	677
Legacy Park	92%	89%	88%	78%	—	742	735	761	834	—
Timber Crest	91%	89%	85%	85%	—	666	685	673	763	—
Summerwalk	91%	86%	89%	89%	94%	608	600	615	646	668
Stone Point	93%	88%	83%	90%	93%	584	603	628	672	687
The Enclave at South Tryon	91%	74%	84%	—	—	668	711	830	—	—
Deerfield	92%	94%	93%	95%	94%	724	725	787	812	793
The Landing	87%	88%	88%	96%	94%	640	645	649	714	697
Parkside at Woodlake	88%	86%	87%	91%	93%	669	667	697	732	732
Highland Hills	83%	88%	92%	96%	95%	780	809	837	869	842
Clarion Crossing	87%	84%	86%	92%	92%	615	617	652	591	592
Remington Place	91%	90%	88%	91%	92%	689	710	717	802	795
St. Regis	89%	86%	86%	89%	95%	624	630	654	716	733
The Trestles	89%	87%	89%	86%	90%	552	560	595	620	621
The Timbers	89%	87%	88%	90%	89%	577	581	590	655	651
Trinity Commons	89%	86%	74%	90%	—	712	727	778	822	—
Glen Eagles	83%	87%	86%	87%	87%	669	656	647	671	701
Mill Creek	89%	88%	89%	89%	87%	592	570	576	590	597
Pinnacle Ridge	94%	94%	96%	96%	94%	612	611	619	607	588
Autumn Park	77%	86%	90%	93%	—	774	846	771	804	—
St. Andrews	91%	86%	81%	94%	—	684	668	690	685	—

South Carolina
Westchase	89%	92%	91%	93%	91%	$611	608	591	599	594
Hampton Pointe	89%	92%	89%	86%	92%	728	699	678	699	701
Merritt at James Island	91%	96%	—	—	—	1,078	1,037	—	—	—
Quarterdeck	97%	97%	—	—	—	791	763	—	—	—
Waters Edge	94%	98%	—	—	—	677	651	—	—	—
Windsor Place	92%	93%	—	—	—	673	646	—	—	—
Cape Landing	94%	92%	89%	90%	92%	656	634	638	658	658

Virginia
Trophy Chase	88%	90%	92%	93%	92%	698	707	712	707	673
Greenbrier	97%	96%	95%	98%	97%	872	838	821	771	719
Tradewinds	97%	94%	97%	91%	93%	796	770	747	717	687
Ashley Park	93%	91%	94%	93%	94%	695	677	680	679	657

	Occupancy Rates (2)					December Average Rental Rates (3)
Property (1)	2004	2003	2002	2001	2000	2004	2003	2002	2001	2000
Hampton Glen	94%	91%	92%	93%	93%	783	752	768	767	751
Trolley Square	90%	93%	94%	96%	97%	711	695	663	678	650
The Gables	95%	93%	91%	88%	92%	743	723	719	716	702
Chase Gayton	92%	92%	91%	93%	—	786	766	769	759	—
Waterford	91%	92%	89%	96%	—	806	786	768	603	—
Arbor Trace	98%	98%	95%	90%	90%	850	773	729	679	686
Harbour Club	99%	98%	97%	90%	92%	834	773	724	702	686
Mayflower Seaside	95%	94%	97%	97%	95%	918	894	849	787	758

Texas
Brookfield	81%	81%	92%	96%	94%	522	567	607	609	581
Toscana	80%	76%	88%	91%	94%	488	523	560	578	571
Paces Cove	86%	78%	84%	88%	91%	526	543	600	625	595
Timberglen	85%	82%	83%	88%	91%	576	585	626	652	639
Summer Tree	91%	86%	90%	92%	96%	482	506	529	564	552
Devonshire	87%	85%	85%	90%	90%	689	700	744	746	727
The Courts on Pear Ridge	90%	91%	90%	95%	95%	634	664	710	727	710
Eagle Crest	85%	82%	89%	92%	91%	601	646	665	694	682
Remington Hills	86%	85%	86%	88%	91%	764	776	838	852	843
Estrada Oaks	85%	83%	89%	93%	90%	584	640	666	662	643
Aspen Hills	83%	85%	90%	92%	90%	527	526	576	569	550
Mill Crossing	83%	85%	90%	90%	91%	518	539	575	565	548
Cottonwood	82%	75%	87%	93%	94%	547	578	639	596	578
Burney Oaks	87%	85%	91%	90%	93%	625	657	685	691	678
Copper Crossing	79%	79%	89%	92%	87%	518	535	544	537	520
The Arbors on Forest Ridge	90%	84%	89%	89%	91%	577	631	660	684	664
Park Village	92%	91%	92%	96%	95%	542	560	574	599	569
Wildwood	93%	90%	91%	93%	88%	617	632	670	685	662
Main Park	90%	89%	95%	95%	98%	749	786	788	815	779
Paces Point	85%	77%	87%	94%	93%	584	600	668	699	669
Silverbrook I	83%	87%	87%	91%	94%	578	581	620	626	598
Silverbrook II	80%	80%	89%	90%	92%	536	553	579	578	557
Grayson I and II	90%	89%	92%	93%	94%	682	705	735	754	735
Canyon Hills	94%	90%	88%	93%	97%	660	658	740	809	784
Windsor Heights	92%	89%	(4)	—	—	1,018	1,045	917	—	—
The Meridian	88%	88%	92%	95%	97%	548	595	644	691	664
Cutter’s Point	87%	81%	85%	91%	95%	751	740	806	832	785
Sierra Ridge	92%	90%	90%	88%	90%	579	564	555	536	524

	89%	87%	89%	91%	92%	674	678	686	799	674

Notes to table of occupancy rates and average rental rates:

(1)	An open item denotes that the company did not own the property during the period indicated.
(2)	Economic occupancy percentage reflects scheduled rent divided by gross potential rent.
(3)	Average rent per month reflects December’s monthly gross potential rent divided by the property’s number of apartment homes.
(4)	This property was acquired in late December 2002, and therefore economic occupancy percentage was not available.

Item 3.    Legal Proceedings

None of the company, its subsidiaries or apartment communities are presently subject to any material litigation nor, to the company’s knowledge, is any material litigation threatened against the company or any of its subsidiaries or apartment communities, other than ordinary routine actions incidental to the company’s business, some of which are expected to be covered by insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the company.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

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

	High	Low	Cash Distribution per Common Share
2003
First Quarter	$8.25	$6.85	$0.28
Second Quarter	8.12	6.90	0.20
Third Quarter	8.50	7.11	0.20
Fourth Quarter	9.39	8.00	0.20

2004
First Quarter	$9.64	$8.76	$0.20
Second Quarter	9.35	7.43	0.20
Third Quarter	9.87	8.39	0.20
Fourth Quarter	10.40	9.50	0.20

On March 1, 2005, the closing sale price of our common stock was $9.50 per share on the NYSE, and there were 1,818 shareholders of record holding a total of 56,394,008 outstanding shares of common stock.

Pursuant to the Merger Agreement with Colonial described in Part I, Item 1 above, the company agreed to defer future dividends on its common shares until it resolved certain tax matters with the Internal Revenue Service. The company also agreed that the record date for each future company dividend would be the same as the corresponding dividend paid by Colonial. On January 28, 2005, the company signed a closing agreement with the IRS resolving the tax matters. On February 11, 2005, the company paid a regular quarterly cash dividend in the amount of $0.20 per common share to common shareholders of record on February 4, 2005.

Distributions of $44.7 million and $45.3 million were made to the common shareholders during 2004 and 2003, respectively.

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

For federal income tax purposes, distributions paid to common shareholders may consist of ordinary income, capital gains distributions, non-taxable return of capital, or a combination thereof. Distributions constitute ordinary income to the extent of the company’s current and accumulated earnings and profits. Distributions which exceed the company’s current and accumulated earnings and profits constitute a return of capital rather than a dividend to the extent of a shareholder’s basis in his common shares and reduce the shareholder’s basis in the common shares. To the extent that a distribution exceeds both the company’s current and accumulated earnings and profits and the shareholder’s basis in his common shares, it is generally treated as gain from the sale or exchange of that shareholder’s common shares. The company notifies shareholders annually as to the taxability of distributions paid during the preceding year. In 2004, approximately 76.4% of distributions on common shares represented a return of capital, 13.5% represented ordinary income, .5% represented qualified dividend income, 7.9% represented unrecaptured Section 1250 gain and 1.7% represented long-term capital gain.

The company has a Dividend Reinvestment and Share Purchase Plan (as amended, the “Plan”) which allows any record holder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2004, 2003, and 2002, $4.9 million, $5.4 million, and $6.8 million, respectively, were provided through the reinvestment of distributions.

In addition, the Plan had a direct purchase feature in which investors could acquire common shares by making cash payments without payment of any brokerage commissions or other fees. During 2004 and 2003, direct purchases accounted for $0.8 million and $0.7 million, respectively, of the proceeds raised under the Plan. The direct purchase feature was stopped on November 20, 2004, pursuant to the merger agreement with Colonial Properties Trust.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the company’s common shares. Under this authorization, the company has, as of December 31, 2004, repurchased 2.0 million common shares at an average price of $10.80 per share for a total cost of $21.3 million; however, the company did not repurchase any common shares in 2004.

Preferred Shares

On December 21, 2004, the company redeemed all 127,380 outstanding Series A Convertible Preferred Shares. The company paid a redemption price of $25 per share and dividends for a total of $3.3 million in cash. The difference between the total consideration given and the carrying value of the preferred shares totaled approximately $0.5 million and is included in the statements of operations as a reduction to arrive at net loss available to common shareholders. Pursuant to the Merger Agreement with Colonial, the company was required to redeem the Series A Convertible Preferred Shares. The company declared and paid total distributions of $2.3042 and $2.3752 per share on the preferred shares during 2004 and 2003, respectively.

Item 6.    Selected Financial Data

The following table sets forth selected consolidated financial and other information as of and for each of the years in the five-year period ended December 31, 2004. The table should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data and apartment communities owned)
Operating Results
Rental and property income	$182,492	$171,652	$159,866	$149,713	$143,574
Net (loss) income from continuing operations before gain on sales of investments and minority interest of unit holders in operating partnership	(15,494)	(9,432)	(555)	17,117	34,202
Discontinued operations
(Loss) income from discontinued operations	—	(15)	739	880	1,012
Gain on sales of investments	—	1,887	—	—	—
Gain on sales of investments	3,428	—	—	—	22,930
Net (loss) income	(11,706)	(7,298)	220	17,990	58,144
Distributions to preferred shareholders	294	303	303	7,698	30,305
Excess consideration paid over book value to preferred shareholders	505	—	—	27,492	—
Net (loss) income available to common shareholders	(12,505)	(7,601)	(83)	(17,200)	27,839
Distributions to common shareholders	44,694	45,316	53,482	45,905	40,251
Per Share
Net (loss) income per common share-basic and diluted from continued operations	$(0.22)	$(0.18)	$(0.02)	$(0.42)	$0.74
Net income per common share-basic and diluted from discontinued operations	$—	$0.04	$0.02	$0.02	$0.03
Net (loss) income per common share	$(0.22)	$(0.14)	$0.00	$(0.40)	$0.77
Distributions per preferred share	$2.30	$2.38	$2.38	$2.31	$2.19
Distributions per common share	$0.80	$0.88	$1.12	$1.12	$1.10
Distributions representing return of capital-tax basis	76%	93%	70%	32%	41%
Weighted average shares outstanding-basic	56,025	52,643	48,068	43,450	36,081
Balance Sheet Data
Investment in rental property-gross	$1,323,334	$1,307,420	$1,158,827	$1,070,867	$866,841
Total assets	$1,091,348	$1,124,442	$1,014,847	$980,691	$799,781
Notes payable-unsecured	$—	$—	$77,913	$55,000	$13,210
Notes payable-secured	$822,081	$801,754	$604,446	$554,600	$245,423
Shareholders’ equity	$232,856	$286,005	$287,074	$333,834	$522,002
Common shares outstanding	56,328	55,534	48,361	47,665	34,926
Other Data
Cash flow from:
Operating activities	$40,026	$41,678	$46,815	$51,836	$53,913
Investing activities	$(3,531)	$(7,884)	$(36,471)	$(79,796)	$50,254
Financing activities	$(36,122)	$(33,781)	$(17,620)	$32,475	$(116,294)
Number of apartment communities owned at year-end	87	89	82	80	72
Funds from operations calculation
Net (loss) income	$(11,706)	$(7,298)	$220	$17,990	$58,144
Adjustments:
Gain on sales of investments	(3,428)	(1,887)	—	—	(22,930)
Depreciation on investment in real estate joint ventures	118	—	—	—	—
Depreciation and amortization of real estate assets	54,783	52,956	46,021	39,999	36,295
Expenses associated with the proposed Colonial Properties Trust transaction	4,161	—	—	—	—
Minority interest of unit holders in operating partnership	(360)	(262)	(36)	—	—

Funds from operations (a)	$43,568	$43,509	$46,205	$57,989	$71,509

(a)	Funds from Operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains and (losses) from sales of depreciable property, minority interest of unit holders in operating partnerships, plus depreciation. This definition conforms with the National Association of Real Estate Investment Trust’s (NAREIT) definition issued in October 1999 which was effective beginning January 1, 2000. The company’s management believes that FFO provides investors with an understanding of the company’s ability to incur and service debt and make capital expenditures. The company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the company’s activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. In addition, there can be no assurance that the company’s basis for computing FFO is comparable with that of other real estate investment trusts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “company”) is a self-administered and self-managed REIT headquartered in Richmond, Virginia. The business of the company is to acquire, develop and manage existing residential apartment communities located in the southern United States. As of December 31, 2004, the company owned 87 apartment communities with 22,981 apartment homes, a third party property management business, apartment land under development and ownership in four real estate joint ventures. The company’s apartment communities are located in Georgia, North Carolina, South Carolina, Texas and Virginia.

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

The company uses property operating income (rental income less property operating expenses as defined below) as a measure to evaluate performance of the apartment communities. Property operating income is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the company, may not be comparable to similarly entitled measures reported by other companies. Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. The following is a summary of the company’s financial highlights:

	December 31,			December 31,
(In thousands)	2004	2003	% Change	2003	2002	% Change
Total revenues	$182,492	$171,652	6.32%	$171,652	$159,866	7.37%
Property operating expenses	85,331	78,582	8.59%	78,582	69,432	13.18%
Depreciation and amortization of real estate assets	54,783	52,794	3.77%	52,794	45,157	16.91%
General and administrative	4,630	3,824	21.08%	3,824	3,904	-2.05%
Severance costs and organizational charges	760	—	100.00%	—	—	—
Interest expense	46,090	45,896	0.42%	45,896	41,684	10.10%
Expenses associated with the proposed Colonial Properties Trust transaction	4,161	—	100.00%	—	—	—
Gain on sales of investments	3,428	1,887	81.66%	1,887	—	100.00%
Excess consideration paid over book value to preferred shareholders	505	—	100.00%	—	—	—
Net (loss) income from discontinued operations	—	(15)	100.00%	(15)	739	-102.03%
Net loss available to common shareholders	(12,505)	(7,601)	-64.52%	(7,601)	(83)	-9057.83%

Each of these items will be described in further detail later in our discussion.

The company’s operations are affected by the following factors: demand for apartment communities in the company’s markets and the effect on occupancy levels and rental rates, job growth, overbuilding of apartment communities in certain markets, low home mortgage interest rates and the availability of refinancing.

On May 28, 2003, the company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities containing 1,966 apartment homes located in South Carolina and Georgia, interests in two joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes and a third party property management business. The purchase price was $159.4 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition.

As of December 31, 2004, the company managed ten apartment communities with 2,242 apartment homes owned by third parties.

The company, as the general partner, also has approximately an 85% interest in the Cornerstone NC Operating Limited Partnership. This partnership holds certain apartment communities in North Carolina and was formed by the company and the prior owner, which is a minority limited partner and is not otherwise related to the company.

As of December 31, 2004, the company had interests in four real estate joint ventures. Two of the joint ventures own apartment communities under development and the other two joint ventures own three apartment communities. The company manages three of these apartment communities. One of the apartment communities under development is almost complete as of December 31, 2004 and the company manages the apartment units as they become ready for occupancy. The company does not control these assets and has accounted for its investments under the equity method of accounting. The investments in the joint ventures are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.

The company operated in 17 markets overall. At December 31, 2004, the company’s three largest markets comprised 52% of its real estate owned, at cost. The following table summarizes the company’s apartment market information (dollars in thousands):

Market	Number of Apartment Communities	Total Cost	% of Total Cost of Apartments	Number of Apartment Homes	Annual Average Economic Occupancy
					2004	2003
Dallas/Fort Worth, TX	26	$321,585	25%	6,776	87%	84%
Charlotte, NC	12	191,475	15%	3,127	89%	83%
Raleigh/Durham, NC	10	151,717	12%	2,428	88%	87%
Atlanta, GA	6	120,963	9%	1,841	86%	83%
Richmond, VA	6	103,822	8%	1,696	93%	92%
Charleston, SC	6	98,111	7%	1,544	92%	94%
Savannah, GA	5	81,593	6%	1,149	94%	90%
Virginia Beach, VA	4	40,615	3%	910	97%	95%
Other (9 markets)	12	199,999	15%	3,510	89%	87%

	87	1,309,880	100%	22,981	89%	87%
Real estate under development	—	13,454	—	—	—	—

	87	$1,323,334	100%	22,981	89%	87%

Recent Events

Acquisition by Colonial Properties Trust

On October 25, 2004, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonial Properties Trust (“Colonial”) and CLNL Acquisition Sub LLC under which the company will merge with and into CLNL Acquisition Sub LLC. Pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on February 11, 2005, the company mailed a joint proxy statement/prospectus to its shareholders, seeking approval of the merger and of the related plan of merger. The company has called a special meeting of its shareholders for April 1, 2005, at which the shareholder vote on the merger is scheduled to take place.

Under the terms of the Merger Agreement, company shareholders have the right to elect to receive Colonial common shares or preferred depositary shares, subject to the restriction that the preferred depositary shares issued will not exceed approximately 25 percent of the total merger consideration. Company shareholders who receive common shares are expected to receive 0.2581 Colonial common shares for each company share. The company shareholders who receive preferred depositary shares are expected to receive 0.4194 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent (subject to increase based on future increases in the level of Colonial common share dividends above $0.79 per share) for each company share. The conversion rates are subject to adjustments provided for in the Merger Agreement, although the company does not expect any further material adjustments in the conversion rates.

There are a number of conditions that must occur for the merger to close. These conditions include the required approval by the shareholders of both the company and Colonial, and the receipt of necessary consents.

The company has the right to terminate the transactions under the Merger Agreement if Colonial’s average closing common share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00, subject to Colonial’s right to pay additional consideration, in the form of Colonial common shares, cash or a combination, equal to $31.00 minus Colonial’s average closing common share price. Colonial has the right to terminate the transaction if Colonial’s average closing common share price for the same period is above $49.00. On March 14, 2005 Colonial’s closing common share price was $36.60.

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

During the course of the due diligence investigation and negotiations leading to the merger agreement with Colonial, several technical REIT qualification tax issues were identified. A closing agreement with the IRS or other mutually satisfactory resolution of these issues was one of the conditions to closing the proposed merger with Colonial. On January 25, 2005, the company signed a closing agreement with the IRS resolving specified tax matters in connection with the company’s investment in Cornerstone Acquisition Company, one of its subsidiaries, and resolving other tax matters. Under the closing agreement, the company paid $100,000 to the IRS. The closing agreement also provides that the company will not be assessed any additional tax, interest or penalties, and does not require the company to pay dividends to any of its shareholders or make any other adjustments, in connection with the resolution of the tax matters addressed by the closing agreement.

Results of Operations

The following discussion is based on the financial statements of the company as of December 31, 2004, 2003, and 2002. This information should be read in conjunction with the selected financial data and the company’s consolidated financial statements included elsewhere in this annual report.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Income and Occupancy

The company’s property operations for the year ended December 31, 2004 include the results of operations of 87 apartment communities acquired to date for the entire year. The operations of the two apartment communities sold on July 22, 2004 are reflected through the sale date.

The principle source of the company’s revenue is the rental operation of its apartment communities. In addition, the company includes the income earned on sub-metering of utilities as permitted by local and state regulations and a flat fee charged for trash services in select markets. Rental income increased 5.1% in 2004 to $171.3 million, up $8.3 million over 2003. The increase in revenue is primarily due to the rental income generated from the additional apartment communities acquired through the Merry Land merger since May 28, 2003, partially offset by the sale of the apartment communities discussed above. The increase in economic occupancy levels also contributed to the increase in revenues, however, the increase was offset by a decrease in the average rental rate.

Overall economic occupancy (scheduled rent divided by gross potential rent) for the company’s apartment communities averaged 89% and 87% for the year ended December 31, 2004 and 2003, respectively. Average rental rate per apartment home in 2004 was $674 and $681 in 2003.

Fee management and other property income increased $2.6 million in 2004 over 2003. Fee management and other property income includes ancillary income, various fees charged to tenants and third party management income and third party reimbursement for employee related costs. Since the company is the primary obligor, has supplier discretion and bears credit risk for third party expenses, the company in 2004 recorded reimbursement revenue for out-of-pocket expenses. Reimbursement revenue was recorded when the underlying reimbursable costs were incurred. For the year ended December 31, 2003, other property income also included approximately

$0.6 million in excess recoveries from casualty insurance over the cost of the damage. The majority of the increase in fee management and other property income is due to the additional apartment communities and the third party property management business acquired through the Merry Land merger.

The company will continue to add revenue-enhancing improvements in an effort to improve the apartment communities’ marketability, economic occupancies, and rental rates.

Expenses

Property operating expenses include the following expense categories: property and maintenance, taxes and insurance and property management. These categories primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs and advertising and marketing. Property operating expenses in 2004 were $85.3 million and $78.6 million in 2003. The increase is primarily due to a full year of property operating expenses of the apartment communities acquired in the Merry Land merger. The increases in real estate assessments and tax rates, utilities costs, and property insurance costs also contributed to the increase in property operating expenses. The property operating expense ratio (the ratio of property operating expenses to rental income) was 49.8% and 48.2% for 2004 and 2003, respectively due to the increases mentioned above.

Depreciation and amortization of real estate assets increased to $54.8 million in 2004 from $52.8 million in 2003. The increase in depreciation expense is due to a full year of depreciation of the apartment communities acquired in the Merry Land merger and the depreciation associated with capital improvements made during 2004 and 2003. In addition, in conjunction with the Merry Land merger, the company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. None of the intangible asset value was attributable to above or below market rates, but rather attributable to foregone costs associated with having in-place leases. The company recorded $0.2 million and $0.9 million of amortization of the net intangibles in 2004 and 2003, respectively. This intangible was fully amortized during the first half of 2004.

General and administrative expenses totaled $4.6 million, or 2.7% of rental income in 2004 and totaled $3.8 million, or 2.3% of rental income in 2003. These expenses represent the administrative expenses of the company as distinguished from the property operating expenses of the company’s apartment communities. In 2004, the company incurred $0.5 million in costs associated with Sarbanes-Oxley Act of 2002.

Severance Costs and Other Organizational Charges

On March 31, 2004, the company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the company and her employment agreement with the company was terminated. In addition, the company terminated the lease for its Fort Worth, Texas office. These charges are included in the Consolidated Statements of Operations under the category “Severance costs and other organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months. As of December 31, 2004, the remaining severance costs and other organizational charges liability was $0.4 million.

Fee Management and Other Expenses

The company’s third party management contracts provide for reimbursement of employee related costs, discussed above. The reimbursable costs are expensed as incurred. For 2004, these reimbursable costs totaled $1.9 million.

Interest Income

The company’s interest income decreased $0.2 million for the year ended December 31, 2004 over 2003. The majority of the decrease is due to the repayment of the notes receivables assumed in connection with the Merry Land merger during the first half of 2004.

Interest Expense

The company incurred $46.1 million and $45.9 million of interest expense in 2004 and 2003, respectively, associated with borrowings under its secured and unsecured lines of credit, existing and assumed mortgage notes, amortization of deferred financing costs and interest associated with the company’s capital leases. Interest expense increased in 2004 due to the interest expense associated with the secured debt assumed in the Merry Land merger, 2003 borrowings and the incremental effect of the 2004 borrowings. The increase in interest expense in 2004 was offset by the reduction of the weighted average interest rate for all borrowings and the increase in capitalized interest on development and renovation projects. The average outstanding debt increased in 2004 compared to 2003. The overall weighted average interest rate for all borrowings was 5.5% and 5.9% for 2004 and 2003, respectively. Interest capitalized on development and renovation projects increased from $0.1 million in 2003 to $0.5 million in 2004. The company amortized as interest expense deferred financing costs of $1.4 million and $1.3 million for 2004 and 2003, respectively.

Interest expense is reduced by the amortization of the fair value premium adjustment recorded in connection with the assumption of above market rate debt in connection with the Merry Land acquisition and other acquisition of apartment communities. The premiums are amortized over the remaining term of the related indebtedness on the effective interest method. Premium amortization for 2004 and 2003 was $3.3 million and $2.2 million, respectively.

Average debt, secured and unsecured, increased from $753 million in 2003 to $818 million in 2004. The increase is due to the full effect of the fixed and variable rate borrowings obtained or assumed in 2003 and the incremental effect of the 2004 fixed and variable rate borrowing obtained or assumed in 2004.

Colonial Properties Trust Merger Expense

On October 25, 2004, the company entered into a merger agreement with Colonial under which the company will merge into a subsidiary of Colonial. The costs the company had incurred in conjunction with the merger as of December 31, 2004 totaled $4.2 million. These costs are included in the statements of operations under the category “Expenses associated with the proposed Colonial Property Trust transaction.” The majority of the costs are for investment banking, legal, tax and accounting services related to the merger.

Gain on Sales of Investments

On July 22, 2004, the company sold two of its apartment communities in Columbia, SC to Sterling American Property LP for $16.4 million and retained a 10% limited partnership interest in the entity. The company will continue to manage these apartment communities under a standard fee management contract. In accordance with generally accepted accounting principles, since the sale was to an unrelated buyer, collection of the sales price has occurred and the company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest, the company has recognized the part of the profit (90%) proportionate to the outside interests in the buyer at the date of sale. The resulting gain for financial reporting purposes was approximately $3.4 million. The company has not classified this sale as discontinued operations in the statement of operations since the company continues to hold a 10% interest in the entity that owns the underlying apartment communities.

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

Excess Consideration Paid Over Book Value to Preferred Shareholders

On December 21, 2004, the company redeemed all 127,380 outstanding Series A Convertible Preferred Shares. The company paid a redemption price of $25 per share and dividends for a total of $3.3 million in cash. The difference between the total consideration given and the carrying value of the preferred shares (including issuance costs) totaled approximately $0.5 million and is included in the statements of operations as a reduction to arrive at net loss available to common shareholders.

Comparable Property Operations

Property operating income is a measure the company uses to evaluate performance and is not deemed to be an alternative to net income, as determined in accordance with generally accepted accounting principles. In addition, this measure, as calculated by the company, may not be comparable to similarly entitled measures reported by other companies. The company’s “same-community” portfolio consists of 77 stabilized apartment communities, containing 20,542 apartment homes, that the company has owned since January 1, 2003, representing approximately 89% of the company’s 22,981 apartment homes. The two apartment communities sold in the third quarter of 2004 have been eliminated from the calculation. Property management expenses are excluded from this evaluation. For 2004, “same-community” property operating income (rental income less property operating expenses) remained the same, rental income increased 1% and property operating expenses increased 3% over 2003. The company’s property operating expenses increased primarily due to higher utility costs, real estate assessments and property insurance costs. Average monthly rental rates for the “same-community” portfolio decreased 2% to $651 per apartment home in 2004 from $667 per apartment home in 2003.

Property operating expenses primarily consist of property taxes and insurance, repairs and maintenance, utilities, payroll costs, and advertising and marketing. In addition, property operating expenses exclude depreciation, general and administrative, fee management and other expenses, interest income and expense and minority interest, as these are not considered in the operating performance of the apartment communities.

The following is a reconciliation of the “same community” property operating income to net loss as determined in accordance with generally accepted accounting principles (in thousands):

	2004	2003
Comparable properties (same communities)
Rental and other property income	$156,235	$154,303
Property operating expenses	(70,528)	(68,403)

Property operating income	85,707	85,900
Non-comparable properties (remaining communities)
Rental and other property income	24,027	17,072
Property operating expenses	(9,070)	(6,077)

Property operating income	14,957	10,995
Fee management income and other income/expenses	1,923	277
Depreciation and amortization of real estate assets	(54,783)	(52,794)
Property management	(5,426)	(4,102)
General and administrative	(4,630)	(3,824)
Severance costs and other organizational charges	(760)	—
Other depreciation	(110)	(23)
Fee Management and other	(2,161)	(239)
Interest income	40	274
Interest expense	(46,090)	(45,896)
Expenses associated with the proposed Colonial Properties Trust transaction	(4,161)	—
Gain on sales of investments	3,428	—
Minority interest of unit holders in operating partnership	360	262
Net income from discontinued operations	—	1,872

Net loss	$(11,706)	$(7,298)

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

Rental income increased 6.4% in 2003 to $163.1 million, up $9.8 million over 2002. Rental income from the Merry Land merger and the 2002 acquisitions accounted for the majority of the increase. In addition, the company recorded a charge in 2002 of approximately $1.1 million due to a change in the estimate of the collectibility of tenant receivables. The increase in rental income is offset in part by a reduction in average economic occupancy from 89% in 2002 to 87% in 2003, and an increase in rental concessions.

Other property income increased $2.0 million in 2003 over 2002. For the year ended December 31, 2003, other property income also included approximately $0.6 million in excess recoveries from casualty insurance over the cost of the damage and third party management income in the amount of $0.3 million.

Expenses

Property operating expenses in 2003 were $78.6 million and $69.4 million in 2002. The increase is primarily due to the incremental effect of the Merry Land merger and the full effect in 2003 of the 2002 acquisitions. The increases in real estate assessments and tax rates, utilities costs, property insurance costs, and turnover costs due to the increase in vacancy also contributed to the increase in property operating expenses. The property operating expense ratio was 48.2% and 45.3% for 2003 and 2002, respectively due to the increases mentioned above.

Depreciation and amortization of real estate assets increased to $52.8 million in 2003 from $45.2 million in 2002, and is directly attributable to a full year of depreciation of the 2002 acquisitions, depreciation on the 2003 acquisitions from their respective acquisition dates and the depreciation associated with capital improvements made during 2003 and 2002. In addition, the company recorded $0.9 million of amortization of the net intangibles in 2003 in conjunction with the Merry Land merger, discussed above.

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

Comparable Property Operations

The company’s “same-community” portfolio consists of 74 stabilized apartment communities, containing 20,127 apartment homes, that the company has owned since January 1, 2002, representing approximately 87% of the company’s 23,189 apartment homes. The two apartment communities sold in the first quarter of 2003 have been eliminated from the calculation. Property management expenses are excluded from this evaluation. For 2003, “same-community” property operating income decreased 7%, rental income decreased 3% and property operating expenses increased 4% over 2002. The decrease in rental income is primarily due to the soft overall market conditions, which resulted in increased rental concessions and lower average occupancies. The company’s property operating expenses increased primarily due to higher utility costs, real estate assessments and property insurance costs. Average monthly rental rates for the “same-community” portfolio decreased 4% to $661 per apartment home in 2003 from $685 per apartment home in 2002.

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

Related-Party Transactions

During 2004, Mr. Glade M. Knight, the company’s Chairman and Chief Executive Officer, served as Chairman and Chief Executive Officer of three hospitality REITs, Apple Hospitality Two, Inc., Apple Hospitality Five, Inc. and Apple REIT Six, Inc., and also owned companies that provided services to these entities. During 2004 and 2003, the company provided real estate acquisition and offering-related and other services to these entities and received payment of approximately $0.2 million for each year.

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

The company has met and expects to continue to meet short-term liquidity requirements, generally through the cash flow from operations, equity raised from its dividend reinvestment plan, and borrowings on its lines of credit. It is expected that these will be adequate to meet all normal property operating expenses, payment of distributions, budgeted capital improvements, and scheduled principal and interest payments on debt in 2005. At December 31, 2004, the company had $29.7 million available under its lines of credit and $1.8 million in cash and cash equivalents. In addition, the company had $7.2 million in reserves held by various lenders for capital expenditures, real estate taxes and insurance.

The company expects to meet certain long-term liquidity requirements, such as scheduled debt maturities, the repayment of financing on development activities, and possible property acquisitions, through secured borrowings, possible refinancing, disposition of certain assets that, in our evaluation, may no longer meet our investment requirements or issuance of operating partnership units.

Our long-term ability to pay distributions to our various stakeholders is dependent upon cash flows from our apartment communities. While we have substantial cash flow from our operations, on a short-term basis, our cash flow is less than our cash needs and we have had to seek alternative funding sources. During 2004, our cash flow from operating activities was $40.0 million. Cash required to fund capital improvements to our apartment communities was $13.0 million. Distributions to our preferred stockholders, operating partnership unit holders and common stockholders were approximately $46.5 million in 2004. In addition, sales of two properties, executed as a part of our long-term business strategy, also provided approximately $16.0 million.

In the event that there is an economic downturn and the cash flow from operations are no longer adequate, the company has additional means, such as its borrowing availability on its lines of credit, to help meet its short term liquidity demands.

The company considers on a regular basis what level of distributions to common shareholders is appropriate, and there is no assurance that the company’s distribution to common shareholders will continue at the current level.

Operating Activities

For the year ended December 31, 2004, our net cash provided by operating activities was $40.0 million, compared to $41.7 million for the same period in 2003.

Investing Activities

For the year ended December 31, 2004, our net cash used in investing activities was $3.5 million compared to $7.9 million for the same period in 2003. In 2004, our investing activities related to investments in an acquisition and in our existing apartment communities through capital expenditures and redevelopment, as well dispositions of apartment communities.

Acquisitions

On May 28, 2003, the company completed the acquisition of Merry Land, which owned nine apartment communities in South Carolina and Georgia containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes, and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment, identified intangible assets of in-place leases and debt assumed. The purchase price was $159.4 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the company’s common shares and 0.220 of the company’s Series B Convertible Preferred Shares. A total of 5.0 million common shares and 0.6 million of the company’s Series B Convertible Preferred Shares were issued as a result of the merger. The Series B Convertible Preferred Shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction.

Real Estate under Development

The company has two development projects, which were assumed with the Merry Land merger mentioned above. One is to be completed during 2005 and the other is to be completed during 2006. The company’s share of estimated future cash expenditures to complete these projects will be funded through advances on future construction loans.

Disposal of Investments

Dispositions

On July 22, 2004, the company sold two of its apartment communities in Columbia, SC to Sterling American Property LP for $16.4 million and retained a 10% limited partnership interest in the entity. The company will continue to manage these apartment communities under a standard fee management contract. In accordance with generally accepted accounting principles, since the sale was to an unrelated buyer, collection of the sales price has occurred and the company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest, the company has recognized the part of the profit (90%) proportionate to the outside interests in the buyer at the date of sale. The resulting gain for financial reporting purposes was approximately $3.4 million. The company has not classified this sale as discontinued operations in the statement of operations since the company continues to hold a 10% interest in the entity that owns the underlying apartment communities.

Discontinued Operations

During the first quarter of 2003, the company sold two apartment communities containing a total of 395 apartment homes for a total sales price of $15.9 million with net proceeds of $15.0 million and recognized a gain of $1.9 million. As a result of the sales, the company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.”

Financing Activities

For the year ended December 31, 2004, our net cash used in financing activities was $36.1 million compared to $33.8 million for the same period in 2003. In 2004, our financing activities related to mortgage financings, payment of distributions, redemption of the Series A Convertible Preferred Shares and payment of our principal debt amortization.

The following is a summary of the company’s financing activities for the year ended December 31, 2004:

•	Financed $75.5 million in variable and fixed rate mortgage notes.

•	Paid $1.5 million in deferred financing costs associated with the above financings.

•	Repaid $67.3 million in variable and fixed rate mortgage notes using proceeds from the above financings.

•	Paid scheduled debt maturities in the amount of $4.7 million.

•	Net increase of $6.7 million on the company’s $50 million secured revolving credit facility.

•	Issued $4.9 million of shares through the dividend reinvestment plan.

•	Paid distributions in the amount of $46.5 million to common and preferred shareholders and operating partnership unit holders.

•	Redeemed the Series A Convertible Preferred Shares in the amount of $3.2 million.

In September 2000, the Board of Directors authorized the repurchase of up to an additional $50 million of the company’s common shares. Under this authorization, the company has, as of December 31, 2004, repurchased 2.0 million common shares at an average price of $10.80 per share for a total cost of $21.3 million; however, no repurchases were made during 2004.

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

Capital resources are expected to grow with the future sale of the company’s shares under the dividend reinvestment plan and from cash flows from operations. Approximately 10.9% of all 2004 common stock distributions, or $4.9 million, was reinvested in additional common shares. In general, the company’s liquidity and capital resources are believed to be sufficient to meet its cash requirements during 2005.

The company is operated as, and annually elects to be taxed as, a real estate investment trust under the Internal Revenue Code. As a result, the company has no provision for federal income taxes, and thus there is no effect on the company’s liquidity from federal income taxes. The company created a C-corporation which elected the taxable REIT subsidiary (“TRS”) status for financing purposes for one apartment community. The TRS is subject to federal, state and local income taxes. For the years ended December 31, 2004 and 2003, the impact of this TRS’s income taxes and related tax attributes was not material to the accompanying consolidated financial statements.

Contractual Obligations and Commitments

The table below sets forth a summary of our contractual obligations and commitments that will impact our future liquidity (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Interest	$48,844	$45,148	$38,957	$37,420	$34,089	$84,002	$288,460
Mortgages	89,871	120,215	19,747	57,370	34,209	485,572	806,984
Capital leases	300	286	211	71	39	22	929

	$139,015	$165,649	$58,915	$94,861	$68,337	$569,596	$1,096,373

The company believes, based on the performance of the apartment communities underlying mortgage loans maturing in 2005, that it could refinance these mortgages should the proposed merger with Colonial not occur.

The costs associated with the development projects are to be funded through advances on the project’s construction loans.

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

On March 30, 2004, the Limited Partnership acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of 20,000 non-preferred operating partnership units, totaling $0.2 million, and cash payments totaling $0.7 million. The non-preferred operating partnership units converted into preferred operating partnership units on January 1, 2005.

During the first quarter of 2003, a total of 0.9 million preferred operating partnership units were converted into common shares on a one-to-one basis. During 2003, 0.3 million non-preferred operating partnership units converted to preferred operating partnership units as certain lease-up and stabilization criteria were met. As of December 31, 2004, there were 1.8 million preferred operating partnership units eligible for conversion into common shares on one-for-one basis or cash, at the company’s option.

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

The company capitalizes interest, real estate taxes, insurance and certain internal development and related overhead costs directly to the apartment community under development or major renovation. Interest is capitalized to these projects based upon the weighted average cumulative project costs for each period multiplied by the company’s borrowing costs on its line of credit, expressed as a percentage. The internal development and related overhead costs are capitalized to the these projects based upon the effort identifiable with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as real estate under development. The company ceases the capitalization of such costs as the apartment homes become substantially complete and available for occupancy.

The company capitalized $15.7 million of improvements to its various apartment communities during 2004. The asset preservation capital expenditures, including floor coverings, HVAC equipment, roofs, appliances, siding, exterior painting, parking lots, and other non-revenue enhancing capital expenditures totaled $8.5 million. Revenue enhancing capital expenditures, including interior upgrades, gating and access systems totaled $4.8 million for 2004. Redevelopment expenditures, including amenities that add a material new feature or revenue source at our acquired apartment communities, totaled $2.4 million. The company capitalized costs of $4.8 million in development costs for 2004. The company’s total non-real estate capital additions, such as computer software, computer equipment, furniture and fixtures and property improvements to the company’s management offices and its corporate offices, was approximately $2.4 million and is reflected on the balance sheet in the other asset category.

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

Real Estate Assets—Allocation of Purchase Price

The company accounts for acquisitions utilizing the purchase method, and accordingly, the results of the acquisition properties are included in the company’s results of operations from the date of acquisition. The company allocates the purchase price to the acquired tangibles, consisting of land, building and improvements, and if material, identified intangible assets and liabilities of above/below market leases and at-market leases in place based on their fair values. Allocation of fair value to real estate assets were based on internal management estimates on a property by property basis using discounted cash flows using market capitalization rates. All liabilities with maturities in excess of one year assumed in connection with an acquisition are marked to market at the date of the acquisition using a market interest rate in effect at that date for similar debt agreements with similar maturities. The resulting premium or discount is amortized into interest expense over the life of the related debt agreement using the effective interest method. Determinations of fair values used in purchase price allocation are by their nature subjective and may have a significant impact on reported asset and liability balances in the consolidated balance sheets and in the reported amounts of depreciation expense and interest expense in the consolidated statements of operations.

Rental Revenue and Related Cost Recognition

Rental income and other income are recorded on an accrual basis. Rental concessions and direct lease costs associated with lease origination are amortized on a straight-line basis over the terms of the respective leases. The company’s apartment communities are leased under lease agreements that, typically, have terms that do not exceed one year. Deferred rental concessions and direct lease costs were $2.1 million and $2.0 million at December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003. The company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Effective January 1, 2004, the company adopted the provisions of FIN 46. The company did not identify any variable interest entities (VIEs) of which the company is the primary beneficiary, thus, the company was not required to consolidate any VIEs.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005 by the company. The adoption of the statement is not anticipated to have a material impact on the company’s financial results.

Market Risk Disclosure

The company is subject to changes in the fair market value of its fixed rate secured debt amounting to $573.4 million at December 31, 2004. If market interest rates for fixed rate debt were 100 basis points higher at December 31, 2004, the fair value of fixed rate debt would decrease by $22.4 million to $551.0 million. If market interest rates for fixed rate debt were 100 basis points lower at December 31, 2004, the fair value of fixed rate debt would have increased from $573.4 million to $602.7 million.

The company has market risk exposure to short-term interest rates from variable rate borrowings under its existing secured lines of credit and variable rate secured debt. The existing secured lines of credit bear interest at LIBOR plus 1.575%. The company may utilize variable rate debt up to specified limits to total market capitalization. The company has analyzed its interest rate risk exposure. If market interest rates for these types of credit facilities average 100 basis points more in 2005 than they did in 2004, and the company’s secured lines of credit were at the maximum of $50 million, and the variable rate secured debt remained at $213.6 million, the company’s interest expense would increase, and net income would decrease by $2.6 million. These amounts are determined by considering the impact of hypothetical interest rates on the company’s borrowing cost. These analyses do not consider the effects of the reduced overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Impact of Inflation

Substantially all of our leases are for a term of one year or less, which enables us to realize increased rents upon renewal of existing leases or the beginning of new leases. The short-term nature of these leases generally serves to reduce our risk of the adverse inflation. Short-term leases and relatively consistent demand allow rents, and therefore cash flow from the portfolio, to provide an attractive hedge against inflation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report, which is hereby incorporated into this item by reference.

Item 8.    Financial Statements and Supplementary Data

The financial statements of the company and report of independent registered public accounting firm required to be included in this item are set forth in Item 15 of this report and are hereby incorporated into this item by reference.

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

The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under Section 404 of the Act, beginning with this annual report, is for management to report on the company’s internal controls over financial reporting and for the company’s independent registered public accountants to attest to that report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of the report and attestation by eligible companies. The company has met the conditions set forth in the SEC’s exemptive order and has elected to utilize the 45-day extension. Therefore, this Form 10-K does not include the report and attestation.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information with respect to the company’s directors and director nominees see the information under “Ownership of Equity Securities” and “Election of Directors” in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the company’s executive officers see “Executive Officers” in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation

For information with respect to compensation of the company’s executive officers and directors, see the information under “Compensation of Executive Officers” and “Compensation of Directors” in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information under “Ownership of Equity Securities” in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under “Certain Relationships and Agreements” in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information with respect to certain principal accountant fees and services, see the information under the caption “Independent Public Accountants” in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the pre-approval policies for audit and non-audit services, see the information under the same caption in the company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report

1.	Financial Statements.

See Index to Consolidated Financial Statements and Schedule on page 38 of this Report.

2.	Financial Statement Schedule.

See Index to Consolidated Financial Statements and Schedule on page 38 of this Report. All other schedules are omitted because they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibit Index” on page 68 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE REALTY INCOME TRUST, INC.

By:	/s/ GLADE M. KNIGHT	March 16, 2005
Glade M. Knight
Chairman of the Board and Chief Executive Officer

By:	/s/ STANLEY J. OLANDER, JR.	March 16, 2005
Stanley J. Olander, Jr.
President and Chief Financial Officer (in such capacity, the principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacities	Date

/s/ GLADE M. KNIGHT Glade M. Knight	Director, Chairman of the Board and Chief Executive Officer	March 16, 2005

/s/ STANLEY J. OLANDER, JR. Stanley J. Olander, Jr.	Director, President and Chief Financial Officer	March 16, 2005

/s/ GLENN W. BUNTING, JR. Glenn W. Bunting, Jr.	Director	March 16, 2005

/s/ KENT W. COLTON Kent W. Colton	Director	March 16, 2005

/s/ LESLIE A. GRANDIS Leslie A. Grandis	Director	March 16, 2005

/s/ PENELOPE W. KYLE Penelope W. Kyle	Director	March 16, 2005

/s/ HARRY S. TAUBENFELD Harry S. Taubenfeld	Director	March 16, 2005

/s/ MARTIN ZUCKERBROD Martin Zuckerbrod	Director	March 16, 2005

/s/ W. TENNENT HOUSTON W. Tennent Houston	Director	March 16, 2005

/s/ ROBERT A. GARY IV Robert A Gary IV	Director	March 16, 2005

CORNERSTONE REALTY INCOME TRUST, INC.

All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cornerstone Realty Income Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Realty Income Trust, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Realty Income Trust, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/  ERNST & YOUNG LLP

Richmond, Virginia

March 14, 2005

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	In thousands, except per share dollar
ASSETS
Investment in rental property:
Land	$159,944	$160,192
Buildings and property improvements	1,109,055	1,103,043
Furniture and fixtures and other	40,881	38,735
Real estate under development	13,454	5,450

	1,323,334	1,307,420
Less accumulated depreciation	(272,227)	(224,535)

	1,051,107	1,082,885

Cash and cash equivalents	1,766	1,393
Prepaid expenses	6,225	5,334
Deferred financing costs, net	5,517	5,924
Investment in real estate joint ventures	4,427	2,649
Other assets	22,306	26,257

Total Assets	$1,091,348	$1,124,442

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-secured	822,081	801,754
Distributions payable	—	76
Accounts payable and accrued expenses	16,021	14,950
Rents received in advance	945	884
Tenant security deposits	2,184	1,889

Total Liabilities	841,231	819,553
Minority interest of unit holders in operating partnership	17,261	18,884

Shareholders’ equity
Preferred stock, no par value, authorized 25,000 shares; $25 liquidation preference, Series A Cumulative Convertible Redeemable; issued and outstanding 0 and 127 shares, respectively	—	2,680
Common stock, no par value, authorized 100,000 shares; issued and outstanding 56,328 and 55,534 shares, respectively	545,877	538,969
Deferred compensation	(193)	(456)
Distributions greater than net income	(312,387)	(255,188)
Accumulated other comprehensive loss	(441)	—

Total Shareholders’ Equity	232,856	286,005

Total Liabilities and Shareholders’ Equity	$1,091,348	$1,124,442

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	In thousands, except per share data
REVENUE:
Rental income	$171,339	$163,059	$153,295
Fee management and other property income	11,153	8,593	6,571

Total revenues	182,492	171,652	159,866
EXPENSES:
Property and maintenance	54,376	50,930	44,907
Taxes and insurance	25,529	23,550	20,727
Property management	5,426	4,102	3,798
General and administrative	4,630	3,824	3,904
Depreciation and amortization of real estate assets	54,783	52,794	45,157
Severance costs and other organizational charges	760	—	—
Other depreciation	110	23	24
Fee management and other	2,161	239	251

Total expenses	147,775	135,462	118,768

	34,717	36,190	41,098
Interest income	40	274	31
Interest expense	(46,090)	(45,896)	(41,684)
Expenses associated with the proposed Colonial Properties Trust transaction	(4,161)	—	—

Loss from continuing operations before gain on sales of investments and minority interest of unit holders in operating partnership	(15,494)	(9,432)	(555)
Gain on sales of investments	3,428	—	—
Minority interest of unit holders in operating partnership	360	262	36

Net loss from continuing operations	(11,706)	(9,170)	(519)
Discontinued operations
(Loss) income from discontinued operations	—	(15)	739
Gain on sales of investments	—	1,887	—

Net (loss) income	(11,706)	(7,298)	220
Distributions to preferred shareholders	(294)	(303)	(303)
Excess consideration paid over book value to preferred shareholders	(505)	—	—

Net loss available to common shareholders	$(12,505)	$(7,601)	$(83)

Net loss per common share-basic and diluted from continuing operations	$(0.22)	$(0.18)	$(0.02)
Net income per common share-basic and diluted from discontinued operations	$—	$0.04	$0.02

Net (loss) income per common share-basic and diluted	$(0.22)	$(0.14)	$—

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Deferred Compensation	Distributions (greater) less than Net Income	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
	In thousands, except per share data

Balance at December 31, 2001	47,665	$480,529	128	$2,695	$(685)	$(148,705)	$—	$333,834

Net income	—	—	—	—	—	220	—	220
Cash distributions declared to common shareholders ($1.12 per share)	—	—	—	—	—	(53,482)	—	(53,482)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(304)	—	(304)
Exercise of stock options	18	179	—	—	—	—	—	179
Purchase of common stock	(36)	(367)	—	—	—	—	—	(367)
Preferred stock converted to common stock	1	15	(1)	(15)	—	—	—	—
Restricted stock grants	17	190	—	—	(190)	—	—	—
Amortization of deferred compensation	—	—	—	—	237	—	—	237
Shares issued through dividend reinvestment plan	696	6,757	—	—	—	—	—	6,757

Balance at December 31, 2002	48,361	487,303	127	2,680	(638)	(202,271)	—	287,074

Net loss	—	—	—	—	—	(7,298)	—	(7,298)
Cash distributions declared to common shareholders ($.88 per share)	—	—	—	—	—	(45,316)	—	(45,316)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(303)	—	(303)
Purchase of common stock	(26)	(190)	—	—	—	—	—	(190)
Issuance of common shares in connection with the acquisition of Merry Land Properties, Inc.	4,993	36,147	—	—	—	—	—	36,147
Issuance of Series B Convertible Preferred Shares	—	—	605	3,922	—	—	—	3,922
Issuance of common shares through conversion of Series B Convertible Preferred Shares	605	3,922	(605)	(3,922)	—	—	—	—
Conversion of minority interest of unit holders in operating partnership	887	6,326	—	—	—	—	—	6,326
Restricted stock grants	4	33	—	—	(33)	—	—	—
Amortization of deferred compensation	—	—	—	—	215	—	—	215
Shares issued through dividend reinvestment plan	710	5,428	—	—	—	—	—	5,428

Balance at December 31, 2003	55,534	538,969	127	2,680	(456)	(255,188)	—	286,005

Comprehensive Loss
Net loss	—	—	—	—	—	(11,706)	—	(11,706)
Other comprehensive income
Unrealized loss on derivative financial instruments	—	—	—	—	—	—	(441)	(441)

Comprehensive Income	—	—	—	—	—	(11,706)	(441)	(12,147)

Cash distributions declared to common shareholders ($.80 per share)	—	—	—	—	—	(44,694)	—	(44,694)
Cash distributions for Series A Convertible Preferred Shares	—	—	—	—	—	(294)	—	(294)
Issuance of common shares	250	2,030	—	—	—	—	—	2,030
Redemption of Series A Convertible Preferred Shares	—	—	(127)	(2,680)	—	—	—	(2,680)
Excess consideration paid over book value for preferred stock redemption	—	—	—	—	—	(505)	—	(505)
Restricted stock grants	3	28	—	—	—	—	—	28
Amortization of deferred compensation	—	—	—	—	263	—	—	263
Shares issued through dividend reinvestment plan	541	4,850	—	—	—	—	—	4,850

Balance at December 31, 2004	56,328	$545,877	—	$—	$(193)	$(312,387)	$(441)	$232,856

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	In thousands
Cash flow from operating activities:
Net (loss) income	$(11,706)	$(7,298)	$220
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sales of rental property	(3,428)	(1,887)	—
Depreciation and amortization	54,893	52,956	46,045
Severance costs and organizational charge	650	—	—
Minority interest of unit holders in operating partnership	(360)	(262)	(36)
Amortization of deferred compensation	263	182	237
Amortization of deferred financing costs	1,358	1,320	835
Amortization of mortgage notes payable premium	(3,288)	(2,161)	(357)
Changes in operating assets and liabilities:
Operating assets	659	(1,229)	888
Operating liabilities	985	57	(1,017)

Net cash provided by operating activities	40,026	41,678	46,815
Cash flow from investing activities:
Acquisitions of rental property, net of debt assumed	(281)	(4,129)	(20,100)
Development of real estate assets	(4,790)	(737)	(1,272)
Major renovations	(2,715)	(2,732)	(3,868)
Capital improvements	(12,992)	(13,691)	(12,215)
Net funding of real estate reserve for replacement	1,220	(1,613)	984
Net proceeds from the sale of rental property	16,027	15,018	—

Net cash used in investing activities	(3,531)	(7,884)	(36,471)
Cash flow from financing activities:
Proceeds (repayments) from/of short-term borrowings, net	—	(77,913)	22,913
Proceeds (repayments) from/borrowings on secured line of credit, net	6,664	13,604	—
Proceeds from secured notes payable	75,495	102,883	12,600
Repayment of secured notes payable	(71,997)	(27,535)	(3,397)
Payment of deferred financing costs	(1,468)	(2,726)	(562)
Shares issued through dividend reinvestment plan and exercise of stock options	4,878	5,400	6,936
Purchase of common stock	—	(190)	(367)
Cash payment for redemption of Series A Convertible Preferred Shares	(3,185)	—	—
Cash distributions to operating partnership unit holders	(1,446)	(1,685)	(1,957)
Cash distributions paid to preferred shareholders	(369)	(303)	(304)
Cash distributions paid to common shareholders	(44,694)	(45,316)	(53,482)

Net cash used in financing activities	(36,122)	(33,781)	(17,620)
Increase (decrease) in cash and cash equivalents	373	13	(7,276)
Cash and cash equivalents, beginning of year	1,393	1,380	8,656

Cash and cash equivalents, end of year	$1,766	$1,393	$1,380

Supplemental information:
Cash paid for interest	$49,036	$46,209	$40,714
Non-cash transactions:
Real estate assets acquired	10,902	147,437	26,019
Assumption of mortgage notes	10,000	90,568	16,000
Operating assets acquired	—	9,048	—
Operating liabilities acquired	—	2,538	—
Fair value adjustment on mortgage notes	—	19,950	—
Issuance of common stock	2,030	36,285	—
Issuance of preferred stock	—	3,930	—
Issuance of operating partnership units	182	—	10,019
Investment in real estate joint ventures	2,030	—	—
Conversion of operating partnership units into common stock	—	6,326	—
Capital leases	49	118	1,148

See accompanying notes to consolidated financial statements.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS

Note 1    General Information and Summary of Significant Accounting Policies

Business

Cornerstone Realty Income Trust, Inc. (together with its subsidiaries, the “company”), a Virginia corporation, is an owner-operator of one business segment consisting of residential apartment communities in the southern regions of the United States. As of December 31, 2004, the company, as a general partner, has approximately an 85% interest in and consolidates Cornerstone NC Operating Limited Partnership.

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

Development

Development projects and related carrying costs are capitalized. The costs of development projects include interest, real estate taxes, insurance and certain internal development and related overhead costs directly related to the apartment community under development or major renovation. Interest is capitalized to development projects based upon the weighted average cumulative project costs for each period multiplied by the company’s borrowing costs on its lines of credit, expressed as a percentage. The internal development and related overhead costs are capitalized to the development projects based upon the effort identifiable with such projects. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as real estate under development. The company ceases the capitalization of such costs as the apartment homes become substantially complete and available for occupancy.

Income Recognition

Rental income, interest, and other income are recorded on an accrual basis. Rental concessions are recognized on a straight-line basis over the terms of the respective leases. The company’s apartment communities are leased under lease agreements that, typically, have terms that do not exceed one year. Deferred rental concessions were $1.2 million and $1.0 million at December 31, 2004 and 2003, respectively.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

The company’s third party management contracts provide for reimbursement for employee related costs which the company recognizes as revenue. Also, in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”, certain reimbursements received from the third parties for out-of-pocket expenses are characterized as revenue in the statements of operations rather that as a reduction of the expenses incurred. Since the company is the primary obligor, has supplier discretion and bears credit risk for such expenses, the company records reimbursement revenue for such out-of-pocket expenses. Reimbursement revenue is recorded when the underlying reimbursable costs are incurred.

Deferred Financing and Lease Origination Costs

Deferred financing costs consist of loan fees and related expenses which are amortized on a straight-line basis that approximates the effective interest method over the terms of the related notes. Accumulated amortization of deferred financing costs totaled $3.4 million and $2.2 million in 2004 and 2003, respectively.

The company defers direct costs incurred to originate a lease and amortizes the costs over the life of the lease which on an average is one year. Deferred lease origination costs were $0.9 and $1.0 million at December 31, 2004 and 2003, respectively.

Stock Incentive Plans

The company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations in accounting for its employee stock options. As discussed in Note 8, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires use of option valuation models that were not developed for use in valuing employee stock options.

Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The company granted 89,696, 69,550 and 57,612 options to purchase shares during the years ended December 31, 2004, 2003 and 2002, respectively. Generally, the company’s options to purchase shares are exercisable after six months after the date of grant, therefore the compensation expense would occur in the period granted. The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock based compensation (stock options and restricted stock) under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123 (in thousands):

	2004	2003	2002
Net (loss) income, as reported	$(11,706)	$(7,298)	$220
Add: Stock-basedemployee compensation expense included in reported net income	263	215	237
Deduct: Stock-basedemployee compensation expense determined under fair value based method for all awards	(267)	(219)	(239)

Pro forma net (loss) income as if the fair value method had been applied to all option grants	$(11,710)	$(7,302)	$218

Loss per common share
Basic-as reported	$(0.22)	$(0.14)	$—
Basic-pro forma	$(0.22)	$(0.14)	$—
Diluted-as reported	$(0.22)	$(0.14)	$—
Diluted-pro forma	$(0.22)	$(0.14)	$—

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002:

	2004	2003	2002
Risk-free interest	4.7%	3.5%	4.0%
Dividend yields	9.7%	10.6%	7.4%
Volatility factors	177	160	162
Weighted-average expected life (years)	10	10	10
Weighted-average fair value of options granted during the year	$.18	$.06	$.41

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

Advertising Costs

Costs incurred for the production and distribution of advertising are expensed as incurred. Amounts expensed during 2004 and 2003 were $2.2 million and $2.0 million during 2002. These amounts are included in property and maintenance expenses in the consolidated statements of operations.

Earnings Per Common Share

Basic and diluted earnings per common share are calculated in accordance with FASB Statement No. 128 “Earnings Per Share.” Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per common share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. The operating partnership units and the Series A Convertible Preferred Shares are not included in dilutive earnings per share calculations since the impact is not dilutive.

Minority Interest in Operating Partnership

Interest in the Cornerstone NC Operating Limited Partnership held by a limited partner is represented by operating partnership units (“OP Units”), as discussed in Note 6 below. The operating partnership’s income is allocated to holders of OP Units based upon net income available to common shareholders and the weighted average number of OP Units outstanding to weighted average common shares outstanding plus OP Units outstanding during the period. OP Units can be exchanged for cash or common shares on a one-for-one basis, at the company’s option. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the partnership agreement. OP Units as a percentage of total OP Units and shares outstanding were 3.1% and 3.2% at December 31, 2004 and 2003, respectively.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

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

The company created a C-corporation which elected the taxable REIT subsidiary (“TRS”) status for financing purposes for one apartment community. The TRS is subject to federal, state and local income taxes. For the years ended December 31, 2004 and 2003, the impact of this TRS’s income taxes and related tax attributes was not material to the accompanying consolidated financial statements.

The differences between net income available to common shareholders for financial reporting purposes and taxable income before dividend deductions, as well as differences between the tax basis and financial reporting basis of the company’s assets, relate primarily to temporary differences, principally real estate depreciation, tax deferral of certain gain on property sales and tax free mergers and acquisitions. The temporary differences in depreciation result from differences in the book and tax basis of certain real estate assets and the differences in the methods of depreciation and lives of the real estate assets. The aggregate cost for federal income tax purposes was approximately $1.3 billion at December 31, 2004.

For federal income tax purposes, distributions paid to common shareholders consist of ordinary income, capital gains, return of capital or a combination thereof. For the three years ended December 31, 2004, distributions paid per common share were classified as follows (unaudited):

	2004	2003	2002
Ordinary income	$.11	$.05	$.33
Qualified dividend income	.01	—	—
Long-term capital gain	.01	—	—
Unrecaptured Section 1250 gain	.06	.02	—
Return of capital	.61	.81	.79

	$.80	$.88	$1.12

In 2004, approximately 57.3% of distributions on preferred shares represented ordinary income, 2.0% represented qualified dividend income, 33.3% represented unrecaptured Section 1250 gain and 7.4% represented long-term capital gain. In 2003 and 2002, of the total preferred distribution, 100% was taxable as ordinary income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Derivative and Hedging Activities

The company uses derivative financial instruments in the normal course of business to reduce its exposure to fluctuations in interest rates. As of December 31, 2004, we had seven interest rate cap agreements with a notional value aggregating $75.0 million that are used to fix the interest rate on a portion of our variable rate debt. Changes in the fair value of the hedging instrument are reflected in accumulated other comprehensive income. The ineffective portion of the change in fair value of the hedge is immediately reflected in earnings,

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

which was not material for 2004. While the company intends to continue to meet the conditions for hedge accounting, once a particular interest rate cap does not qualify as highly effective, any change in the fair value of the derivative used as a hedge would be reflected in current earnings. If the transaction to which the instrument is hedging is not probable of occurring, the accumulated loss or gain in the value of the derivative instrument since its inception may be required to be immediately reclassified from the stockholders’ equity section of the balance sheet to the income statement.

Comprehensive Income/Loss

On January 1, 1998, the company adopted SFAS No. 130, “Reporting Comprehensive Income.” The company does not currently have any items of comprehensive income requiring separate reporting and disclosure prior to 2004. Comprehensive loss for the year ended December 31, 2004 was $0.4 million. This difference between net income available to common shareholders and comprehensive loss is the decrease in the fair value of interest rate cap agreements.

Expenses for Colonial Properties Trust Transaction

In connection with the proposed merger transaction with Colonial Properties Trust, as discussed in Note 14, costs associated with this proposed transaction are expensed as incurred. Expenses, which are contingent upon the closing of the transaction, will not be expensed until such time the transaction is probable.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003. The company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Effective January 1, 2004, the company adopted the provisions of FIN 46. The company did not identify any variable interest entities (VIEs) of which the company is the primary beneficiary, thus, the company was not required to consolidate any VIEs.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005 by the company. The adoption of the statement is not anticipated to have a material impact on the company’s financial results.

Note 2    Acquisition, Disposition, and Development

Acquisitions

On March 30, 2004, the company acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The company assumed a $10.0 million note, issued $0.2 million in the form of

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

non-preferred operating partnership units and made cash payments of $0.7 million to fund the acquisition. The company allocated $1.1 million to land, $9.7 million to buildings, $0.1 million to furniture and fixtures and assumed $10.0 million in secured financing.

On May 28, 2003, the company completed the acquisition of Merry Land Properties, Inc. (“Merry Land”), which owned nine apartment communities containing 1,966 apartment homes, interests in two real estate joint ventures, two parcels of undeveloped land that the company plans to develop into additional apartment homes, and a third party property management business. The acquisition was structured as a merger of Merry Land into a wholly owned qualified REIT subsidiary of the company. The merger qualified as a tax-free reorganization and was accounted for under the purchase method of accounting. The company used various valuation methods to allocate the purchase price between land, buildings and improvements, equipment, identified intangible assets of in-place leases and debt assumed. The purchase price was $159.4 million, which includes the issuance of equity, assumption of debt and the fair value adjustment to debt, and direct costs of the acquisition. Under the terms of the merger agreement, each Merry Land shareholder received 1.818 of the company’s common shares and 0.220 of the company’s Series B Convertible Preferred Shares. A total of 5.0 million common shares and 0.6 million of the company’s Series B Convertible Preferred Shares were issued as a result of the merger. The Series B Convertible Preferred Shares met the conversion conditions and were converted to common shares on October 1, 2003. In addition, the company assumed approximately $90.6 million of Merry Land’s debt with a fair value of $110.5 million at the date of assumption. No goodwill was recorded as a result of this transaction. The company allocated a portion of the Merry Land purchase price to an intangible asset based on a valuation of in-place leases at the time of the merger in the amount of $1.1 million. The company recorded $0.2 million and $0.9 million of amortization of the net intangibles in 2004 and 2003, respectively.

Development

As of December 31, 2004, the company had two development projects, which were assumed with the Merry Land merger. The company capitalized interest, real estate taxes, insurance and other costs of approximately $0.8 million and $0.1 during 2004 and 2003, respectively, to its development and major renovation projects. Land associated with construction in progress was $13.5 million and $5.4 million as of December 31, 2004 and 2003, respectively.

Dispositions

On July 22, 2004, the company sold two of its apartment communities in Columbia, SC to Sterling American Property LP for $16.4 million and retained a 10% limited partnership interest in the entity. The company will continue to manage these apartment communities under a standard fee management contract. In accordance with generally accepted accounting principles, since the sale was to an unrelated buyer, collection of the sales price has occurred and the company will not be required to support the operations of the property or its related obligations to an extent greater than its proportionate interest, the company has recognized the part of the profit (90%) proportionate to the outside interests in the buyer at the date of sale. The resulting gain for financial reporting purposes was approximately $3.4 million. The company has not classified this sale as discontinued operations in the statement of operations since the company continues to hold a 10% interest in the entity that owns underlying apartment communities.

Discontinued Operations

During the first quarter of 2003, the company closed on the sale of two apartment communities containing a total of 395 apartment homes for a total of $15.9 million and recognized a gain of $1.9 million. As a result of the

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

sales, the company’s financial statements have been prepared with these two apartment communities’ results of operations and the gain from sale isolated and shown as “discontinued operations.” All historical statements presented have been restated to conform to this presentation in accordance with SFAS No. 144.

The components of income from operations related to discontinued operations for the years ended December 31, 2003 and 2002 are shown below. These include the results of operations through the date of sale for the year ended December 31, 2003 and a full period of operations for the year ended December 31, 2002 (dollars in thousands):

	2003	2002
Rental and other property income	$363	$2,853

Expenses:
Property and maintenance	158	851
Taxes and insurance	58	398
Depreciation of real estate assets	162	865

Total expenses	378	2,114

Net income (loss)	(15)	739

Gain on sales of investments	1,887	—

Income from discontinued operations	$1,872	$739

The company had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2004.

Note 3    Investment in Rental Property

At December 31, 2004, the company’s three largest markets comprised 52% of its real estate owned, at cost. The following is a summary of rental property owned at December 31, 2004 (in thousands):

Market	Initial Acquisition Cost	Carrying Cost*	Accumulated Depreciation	Encumbrances**

Dallas/Fort Worth, TX	$288,071	$321,585	$69,017	$192,220
Charlotte, NC	163,459	191,475	42,632	60,041
Raleigh/Durham, NC	133,965	151,717	35,099	79,296
Atlanta, GA	96,280	120,963	26,538	40,161
Richmond, VA	89,223	103,822	22,272	71,038
Charleston, SC	88,299	98,111	13,000	46,858
Savannah, GA	79,402	81,593	4,919	66,748
Virginia Beach, VA	28,084	40,615	16,255	34,476
Other (9 markets)	174,908	199,999	42,495	137,475

	1,141,691	1,309,880	272,227	822,081
Real estate under development	13,454	13,454	—	—

	$1,155,145	$1,323,334	$272,227	$822,081

*	Includes real estate commissions, closing costs, and improvements capitalized since the date of acquisition.
**	The total includes $93.8 million of debt secured by 17 apartment communities which is not allocated among the individual apartment communities.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

The following is a reconciliation of the carrying amount of real estate owned (in thousands):

	2004	2003	2002
Balance at January 1,	$1,307,420	$1,158,827	$1,070,867
Real estate purchased	11,352	140,875	71,119
Sale/disposal of assets held for sale, net	(19,198)	(12,993)	(1,662)
Capital lease additions	49	118	1,148
Development of real estate assets	8,004	4,170	1,272
Capital improvements	15,707	16,423	16,083

Balance at December 31,	$1,323,334	$1,307,420	$1,158,827

The following is a reconciliation of accumulated depreciation (in thousands):

	2004	2003	2002
Balance at January 1,	$224,535	$172,978	$128,653
Depreciation expense	54,606	51,901	45,157
Sale/disposal of assets	(6,914)	(344)	(832)

Balance at December 31,	$272,227	$224,535	$172,978

Note 4    Investment in Unconsolidated Real Estate Joint Ventures

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

In connection with the Merry Land merger in 2003, the company acquired interest in two joint ventures. The company assumed a 35% interest in Merritt at Godley Station, LLC, an apartment community under development and a 10% interest in the SC Cypress Cove Venture, LLC, which owns an apartment community.

The company does not control these assets and has accounted for its investments under the equity method of accounting. The investments in the joint ventures are recorded at cost and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.

The company’s investment in joint ventures was $4.4 million and $2.6 million at December 31, 2004 and 2003, respectively.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

Note 5    Notes Payable

Secured

Secured borrowings outstanding at December 31, 2004 and 2003 were as follows (dollars in thousands):

	Outstanding Principal		Effective Interest Rate December 31, 2004	Maturity Date
	2004	2003
Fixed rate debt (a)	$5,443	$5,728	3.09%	September 2007
	35,291	36,817	3.72%	July, August 2009
	49,889	51,881	3.94%	September 2011, November 2041
	16,390	16,565	6.98%	January 2012
	9,115	9,226	6.42%	November 2011
	44,797	70,151	6.75%	May 2011
	8,243	8,333	7.10%	July 2011
	78,278	79,110	7.16%	July, August 2011
	15,101	15,276	6.83%	May 2011
	73,382	74,218	6.99%	April 2011
	141,000	141,000	7.35%	January 2011
	73,500	73,500	7.29%	October 2006
	3,462	21,551	6.48%	July 2006
	12,253	12,390	6.68%	April 2012
	2,772	—	4.50%	April 2014
	19,586	—	5.05%	October 2013

	588,502	615,746

Variable rate debt	24,564	14,753	3.49%	April 2005, October 2007
	15,617	15,781	3.34%	September 2006
	14,875	15,000	3.89%	November 2006
	25,266	25,000	4.30%	September 2014
	20,268	13,604	3.97%	May 2005
	50,000	50,000	3.35%	July 2005
	74,880	51,870	2.91%	August and September 2008, March 2009
	8,109	—	3.92%	December 2006

	233,579	186,008

Total	$822,081	$801,754

(a)	Includes fair value premium adjustments aggregating $15.1 million in 2004 and $18.4 million in 2003 that were recorded in connection with assumption of above market rate debt in connection with the acquisition of apartment communities. These premiums are amortized into interest expense (which reduces interest expense) over the remaining term of the related indebtedness on the effective interest method.

Fixed Rate Debt

The company’s fixed rate debt as of December 31, 2004 represented 71.6% of the company’s debt. At December 31, 2004 and December 31, 2003, the outstanding fixed rate debt was $588.5 million and $615.7 million, respectively, including the fair value premium adjustments aggregating $15.1 million and $18.4 million, respectively. The fair value premium adjustment was recorded in connection with assumption of above market rate debt in connection with the acquisition of apartment communities. These premiums are amortized into

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

interest expense (which reduces interest expense) over the remaining term of the related indebtedness on the effective interest method. Scheduled maturities are at various dates through November 2041. For the year ended December 31, 2004 and 2003, the weighted-average interest rate was 6.5% and 6.8%, respectively.

During 2004, the company entered into two secured fixed rate financings, totaling $22.4 million. The notes are secured by two apartment communities and the maturity dates vary through April 2013. The notes require monthly installments, including principal and interest. The financing proceeds were used to pay off the existing fixed debt on these apartment communities.

During the first quarter of 2004, the company repaid $15.1 million in fixed rate debt with variable rate debt, as discussed below.

Variable Rate Debt

The company’s variable rate debt at December 31, 2004 represented 28.4% of the company’s debt. At December 31, 2004 and December 31, 2003, the outstanding variable rate debt was $233.6 million and $186.0 million, respectively. For the year ended December 31, 2004 and 2003, the weighted-average interest rate was 2.8% and 3.0%, respectively.

During 2004, the company entered into four secured variable rate financings and assumed one variable rate note, totaling $66.5 million. The notes are secured by six apartment communities and the maturity dates vary through September 2014. Three notes require monthly installments, including principal and interest and the note assumed requires payments of interest only. The note on an apartment community under development is interest only which is funded through advances on this construction loan. The financing proceeds were used to pay off the $15.1 million of the existing fixed rate debt on three of these apartment communities, $7.2 million on the revolving credit facility and the existing variable rate debt on one apartment community.

In 2003, in connection with the Merry Land merger, the company assumed nine fixed or variable rate mortgage notes with an aggregate principal amount of $90.6 million. These mortgages were recorded at a fair value of $110.5 million at the date of assumption. The difference between the fair value and the principal amount is being amortized as an adjustment to interest expense over the term of the respective notes. The mortgage notes bear a weighted interest rate of 7.4% per annum and an effective weighted average interest rate of 3.2%, including the effect of the fair value adjustment. The fixed rate mortgage notes are payable in monthly installments, including principal and interest. The variable rate mortgage note requires payments of interest only. Prepayment penalties apply for early retirements on the fixed rate mortgage notes. Scheduled maturities are at various dates through September 2011 and one mortgage notes matures November 2041.

During 2003, the company completed a plan of refinancing in which the company’s unsecured lines of credit were replaced with a combination of new secured lines of credit from a commercial bank and three additional secured financing transactions. The company entered into a $50 million secured revolving credit facility. The two-year secured credit facility is divided into two loans, a $40 million revolving credit facility and a $10 million “swingline” credit facility. The company financed $101.8 million in variable rate mortgage notes. Proceeds from these financings repaid the outstanding balance of the company’s $85 million unsecured line of credit and repaid $23.3 million in variable and fixed rate mortgage notes. The remainder of the proceeds from these financings were used for excess borrowing capacity, working capital needs and other corporate purposes.

In connection with the issuance of its variable rate debt, in order to limit its exposure to increases in interest rates, the company paid approximately $0.7 million to enter into seven interest rate cap agreements which effectively cap the interest rate on approximately $75 million of the company’s variable rate debt. The cap

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

rates on these agreements range from 6.8% to 8.4% and have a weighted average rate of 7.7%. Maturities on these rate cap agreements range from August 2008 to February 2009. The fair value of these interest rate cap agreements was approximately $0.1 million at December 31, 2004 and is included in other assets.

The aggregate maturities of principal, including monthly installments of principal previously described, for secured debt for the five years subsequent to December 31, 2004 are as follows (in thousands):

Year	Amount
2005	$89,871
2006	120,215
2007	19,747
2008	57,370
2009	34,209
Thereafter	485,572

806,984

Fair Value Adjustment of Assumed Debt	15,097

$822,081

Estimated fair value is based on mortgage rates believed to be available to the company for the issuance of debt with similar terms and remaining lives. The fair value of the company’s fixed and variable rate secured debt at December 31, 2004 and 2003 was $868 million and $886 million, respectively.

Capitalized Interest

During 2004 and 2003, the company capitalized interest of $0.6 million and $0.1 million, respectively. Advances on the development project’s construction loan of $0.1 million was included in the 2004 capitalized interest. Overall, weighted-average interest rate incurred for all borrowings was 5.5% in 2004 and 5.9% in 2003.

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

On March 30, 2004, the Limited Partnership acquired an apartment community with 138 apartment homes for a purchase price of $10.9 million. The total consideration for the transaction includes the assumption of $10.0 million in secured financing, the issuance of 20,000 non-preferred operating partnership units, totaling $0.2 million, and cash payments totaling $0.7 million. The non-preferred operating partnership units converted into preferred operating partnership units on January 1, 2005.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

During the first quarter of 2003, a total of 0.9 million preferred operating partnership units were converted into common shares on a one-to-one basis. During 2003, 0.3 million non-preferred operating partnership units converted to preferred operating partnership units as certain lease-up and stabilization criteria were met. As of December 31, 2004, there were 1.8 million preferred operating partnership units eligible for conversion into common shares on one-for-one basis or cash, at the company’s option.

Preferred Stock

On December 21, 2004, the company redeemed all 127,380 outstanding Series A Convertible Preferred Shares. The company paid a redemption price of $25 per share and dividends for a total of $3.3 million in cash. The difference between the total consideration given and the carrying value of the preferred shares (including issuance costs) totaled approximately $0.5 million and is included in the consolidated statements of operations as a reduction to arrive at net loss available to common shareholders. Pursuant to the Merger Agreement with Colonial, the company was required to redeem the Series A Convertible Preferred Shares. The company declared and paid total distributions of $2.3042 and $2.3752 per share on the preferred shares during 2004 and 2003, respectively.

Common Stock

In 1997, the company adopted a Dividend Reinvestment and Share Purchase Plan (as amended from time to time, “Plan”) which allows any recordholder to reinvest distributions without payment of any brokerage commissions or other fees. Of the total proceeds raised from common shares during the years ended December 31, 2004, 2003, and 2002, $4.9 million, $5.4 million, and $6.8 million, respectively, were provided through the reinvestment of distributions.

During 2000, the company completed its $50 million common share repurchase program which was authorized by the Board of Directors in September 1999. The Board authorized the repurchase of up to an additional $50 million of the company’s common shares in September 2000. Pursuant to the additional authorization, the company has, as of December 31, 2004, repurchased 2.0 million common shares at an average price of $10.80 per share for a total cost of $21.3 million; however, the company did not repurchase any common shares in 2004.

Note 7    Severance Costs and Organizational Charges

On March 31, 2004, the Company’s Co-Chief Operating Officer ceased to serve as an officer and employee of the company and her employment agreement with the company was terminated. In addition, the company terminated the lease for its Fort Worth, Texas office. These charges are included in the consolidated statements of operations under the category “Severance costs and other organizational charges.” The majority of the $0.8 million charge will be paid out over a period of 30 months. As of December 31, 2004, the remaining severance costs and other organizational charges liability was $0.4 million.

Note 8    Benefits Plans

Stock Incentive Plan

Based on the outstanding shares, under the 1992 Incentive Plan, as amended, a maximum of 2.0 million options could be granted, at the discretion of the Board of Directors, to certain officers and key employees of the company. Under the Directors Plan, as amended, a maximum of 0.9 million options could be granted to the directors of the company. In 2004, the company granted 89,696 options to purchase shares under the Directors Plan.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

Both of the plans provide, among other things, that options be granted at exercise prices not lower than the market value of the shares on the date of grant. Under the Incentive Plan, generally options become exercisable after six months after the date of grant. Generally the optionee has up to 10 years from the date of grant to exercise the options. The exercise prices of these options range from $7.41 to $12.125 per option. Activity in the company’s share option plans during the three years ended December 31, 2004 is summarized in the following table (in thousands, except per share data):

	Options	2004 Weighted- Average Exercise Price	Options	2003 Weighted- Average Exercise Price	Options	2002 Weighted- Average Exercise Price
Outstanding, beginning of year	1,818	$10.23	1,749	$10.33	1,725	$10.32
Granted	90	8.23	69	7.61	58	10.80
Exercised	—	—	—	—	(18)	10.05
Forfeited	(191)	11.58	—	—	(16)	11.65

Outstanding, end of year	1,717	$9.97	1,818	$10.23	1,749	$10.33

Exercisable at end of year	1,717	$9.97	1,818	$10.23	1,749	$10.33

Weighted-average fair value of options granted during the year		$0.18		$0.06		$0.41

In 1999, Mr. Glade M. Knight was granted options (“Award Options”) to purchase 348,771 of the company’s Common Shares at an exercise price of $10.125. If certain events occur, the exercise price will be $1.00 per common share for 180 days following the occurrence of those events. If such an event occurs, and Mr. Glade M. Knight either elects not to, or otherwise fails to, exercise any exercisable Award Options, then the company must pay to Mr. Glade M. Knight the difference between the exercise price and the value of the common shares that would be obtained upon exercise.

401(K) Savings Plan

Eligible employees of the company participate in a contributory employee savings plan. Under the plan, the company may match a percentage of contributions made by eligible employees, such percentage to apply to a maximum of 3% of their annual salary. Contribution expenses under this plan for 2004, 2003 and 2002 were $207,636, $116,889, and $82,427, respectively.

Note 9    Related-Party Transactions

During 2004, Mr. Glade M. Knight, the company’s Chairman and Chief Executive Officer, served as Chairman and Chief Executive Officer of three hospitality REITs, Apple Hospitality Two, Inc., Apple Hospitality Five, Inc. and Apple REIT Six, Inc., and also owned companies that provided services to these entities. During 2004 and 2003, the company provided real estate acquisition and offering-related and other services to these entities and received payment of approximately $0.2 million for each year.

Other Relationships

Leslie A. Grandis, a director of the company, is also a partner in McGuireWoods LLP, which provides outside legal services to the company. During 2004 and 2003, the company paid $1.7 million and $1.6 million, respectively for services provided by McGuire Woods LLP.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

Note 10    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2004	2003	2002
Numerator:
Net loss available to common shareholders	$(12,505)	$(7,601)	$(83)
Numerator for basic and diluted earnings per share—loss available to common stockholders after assumed conversion	$(12,505)	$(7,601)	$(83)
Denominator:
Denominator for basic earnings per share-weighted-average shares	56,025	52,643	48,068
Effect of dilutive securities:
Stock options	—	—	—

Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	56,025	52,643	48,068
Basic and diluted earnings (loss) per common share	$(0.22)	$(0.14)	$0.00

Note 11    Commitments

The company has capital leases on certain equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property which are expensed as incurred. The following is a summary of the future minimum payments subsequent to December 31, 2004 (in thousands):

Year	Amount
2005	$300
2006	286
2007	211
2008	71
2009	39
Thereafter	22

$929

The company has two development projects, which were assumed with the Merry Land merger mentioned above. One is to be completed during the first quarter of 2005 and the other is to be completed during 2006. The company’s share of estimated future cash expenditures to complete these projects will be funded through advances on future construction loans.

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

Note 12    Quarterly Financial Data (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues	$44,432	$45,755	$45,054	$47,251
Income before interest income (expense) and expenses associated with the proposed Colonial Properties Trust transaction	8,687	9,839	8,283	7,908
Net (loss) income	(2,738)	(1,672)	290	(7,586	)(a)
Distributions to preferred shareholders	76	75	76	67
Excess consideration paid over book value to preferred shareholders	—	—	—	505
Net (loss) income available to common shareholders	(2,814)	(1,747)	214	(8,158)
Basic and diluted earnings (loss) per common share-continuing operations	(0.05)	(0.03)	—	(0.14)
Basic and diluted earnings (loss) per common share	(0.05)	(0.03)	—	(0.14)
Distributions per common share	0.20	0.20	0.20	0.20

2003
Revenues	$39,998	$42,018	$44,972	$44,664
Income before interest income (expense)	9,201	9,084	9,457	8,448
Income from discontinued operations	1,982	(27)	(3)	(80)
Net income (loss)	286	(2,230)	(2,286)	(3,068)
Distributions to preferred shareholders	76	75	76	76
Net income (loss) available to common shareholders	210	(2,305)	(2,362)	(3,144)
Basic and diluted earnings (loss) per common share-continuing operations	(0.04)	(0.04)	(0.04)	(0.06)
Basic and diluted earnings per common share-discontinued operations	0.04	—	—	—
Basic and diluted earnings (loss) per common share	—	(0.04)	(0.04)	(0.06)
Distributions per common share	0.28	0.20	0.20	0.20

(a)	Includes $4.2 million of expenses associated with the proposed Colonial Properties Trust transaction.

Note 13    Industry Segments

The company owns and operates multifamily apartment communities throughout the southern regions of the United States that generate rental and other property related income through the leasing of apartment homes to a diverse base of tenants. The company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services, and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosure is included in or can be derived from the company’s consolidated financial statements. The company’s property management business is not material to its operations.

Note 14    Recent Events

Acquisition by Colonial Properties Trust

On October 25, 2004, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonial Properties Trust (“Colonial”) and CLNL Acquisition Sub LLC under which the

CORNERSTONE REALTY INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIALS STATEMENTS—(Continued)

company will merge with and into CLNL Acquisition Sub LLC. Pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on February 11, 2005, the company mailed a joint proxy statement/prospectus to its shareholders, seeking approval of the merger and of the related plan of merger. The company has called a special meeting of its shareholders for April 1, 2005, at which the shareholder vote on the merger is scheduled to take place.

Under the terms of the Merger Agreement, company shareholders have the right to elect to receive Colonial common shares or preferred depositary shares, subject to the restriction that the preferred depositary shares issued will not exceed approximately 25 percent of the total merger consideration. Company shareholders who receive common shares are expected to receive 0.2581 Colonial common shares for each company share. The company shareholders who receive preferred depositary shares are expected to receive 0.4194 shares of $25 liquidation preference redeemable Series E Preferred Depositary Shares with a dividend rate of 7.62 percent (subject to increase based on future increases in the level of Colonial common share dividends above $0.79 per share) for each company share. The conversion rates are subject to adjustments provided for in the merger agreement, although the company does not expect any further material adjustments in the conversion rates.

There are a number of conditions that must occur for the merger to close. These conditions include the required approval by the shareholders of both the company and Colonial and the receipt of necessary consents.

The company has the right to terminate the transactions under the Merger Agreement if Colonial’s average closing common share price for the 20 trading days preceding 10 trading days prior to the close of the transaction is below $31.00, subject to Colonial’s right to pay additional consideration, in the form of Colonial common shares, cash or a combination, equal to $31.00 minus Colonial’s average closing common share price. Colonial has the right to terminate the transaction if Colonial’s average closing common share price for the same period is above $49.00.

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

During the course of the due diligence investigation and negotiations leading to the merger agreement with Colonial, several technical REIT qualification tax issues were identified. On January 25, 2005, the company signed a closing agreement with the IRS resolving specified tax matters in connection with the company’s investment in Cornerstone Acquisition Company, one of its subsidiaries, and resolving other tax matters. Under the closing agreement, the company paid $100,000 to the IRS. The closing agreement also provides that the company will not be assessed any additional tax, interest or penalties, and does not require the company to pay dividends to any of its shareholders or make any other adjustments, in connection with the resolution of the tax matters addressed by the IRS agreement.

CORNERSTONE REALTY INCOME, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
1) Mayflower Seaside * Virginia Beach, VA * Multi-family housing * Retail shops	$10,500,000	$2,258,169	$5,375,975	$5,951,158	$2,258,248	$11,327,054	$13,585,302	$4,304,994	1950	Oct. 26, 1993	27.5 yrs.
2) Harbour Club * Virginia Beach, VA * Multi-family housing	8,237,279	1,019,895	4,230,105	2,479,647	1,020,275	6,709,372	7,729,647	5,622,112	1988	May 1, 1994	27.5 yrs.
3) The Trestles * Raleigh, NC * Multi-family housing	—	2,650,884	7,699,116	2,032,068	2,686,006	9,696,062	12,382,068	4,087,518	1987	Dec. 30, 1994	27.5 yrs.
4) Mill Creek * Winston-Salem, NC * Multi-family housing	6,207,500	1,368,000	7,182,000	2,181,224	1,417,614	9,313,610	10,731,224	3,385,727	1984	Sept. 1, 1995	27.5 yrs.
5) Glen Eagles	10,010,000	1,095,000	6,205,000	2,211,844	3,383,400	15,716,097	19,099,497	4,387,943	1990	Oct. 1, 1995	27.5 yrs.
Prestwick *Winston-Salem, NC * Multi-family housing		2,492,790	7,094,863						2000	Sept. 11, 2000	27.5 yrs.
6) Tradewinds * Hampton, VA * Multi-family housing	10,738,586	1,428,000	8,772,000	2,551,470	1,436,890	11,314,580	12,751,470	4,241,089	1988	Nov. 1, 1995	27.5 yrs.
7) The Meadows	14,885,000	186,000	6,014,000	2,105,497	625,417	19,316,080	19,941,497	4,430,480	1974	Jan. 31, 1996	27.5 yrs.
Enclave		351,440	8,434,560						2000	Mar. 16, 2000	27.5 yrs.
Phase 2 Section 2 * Asheville, NC * Multi-family housing		114,000	2,736,000						2001	May 7, 2001	27.5 yrs.
8) Ashley Park * Richmond, VA * Multi-family housing	9,500,000	1,586,650	10,618,350	1,944,135	1,589,251	12,559,884	14,149,135	4,483,459	1988	March 1, 1996	27.5 yrs.
9) Arbor Trace * Virginia Beach, VA * Multi-family housing	5,000,000	1,100,000	3,900,000	1,548,546	1,130,750	5,417,796	6,548,546	2,086,813	1985	March 1, 1996	27.5 yrs.
10) Bridgetown Bay * Charlotte, NC * Multi-family housing	—	603,000	4,422,000	1,571,706	624,234	5,972,472	6,596,706	2,148,025	1986	April 1, 1996	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
11) Trophy Chase * Charlottesville, VA * Multi-family housing	15,000,000	2,455,980	10,173,011	7,111,104	2,483,638	17,256,457	19,740,095	5,641,189	1970	April 1, 1996	27.5 yrs.
12) Beacon Hill * Charlotte, NC * Multi-family housing	—	3,121,587	10,457,616	3,450,308	3,076,215	13,953,296	17,029,511	4,958,402	1985	May 1, 1996	27.5 yrs.
13) Summerwalk * Concord, NC * Multi-family housing	6,000,000	1,528,200	4,131,800	2,653,003	1,565,050	6,747,953	8,313,003	2,602,964	1983	May 1, 1996	27.5 yrs.
14) The Landing * Raleigh, NC * Multi-family housing	7,442,500	1,001,400	7,343,600	2,705,227	1,023,951	10,026,276	11,050,227	3,503,752	1984	May 1, 1996	27.5 yrs.
15) Meadow Creek * Pineville, NC * Multi-family housing	9,277,751	1,110,000	9,990,000	3,000,189	1,134,435	12,965,754	14,100,189	4,549,059	1984	May 31, 1996	27.5 yrs.
16) Trolley Square	9,500,000	1,620,000	4,380,000	4,638,764	2,817,600	12,063,739	14,881,339	4,645,471	1968	June 25, 1996	27.5 yrs.
Trolley Square West * Richmond, VA * Multi-family housing		1,145,495	3,097,080						1964	Dec. 31, 1996	27.5 yrs.
17) Paces Glen * Charlotte, NC * Multi-family housing	—	2,153,250	5,271,750	1,806,709	2,226,399	7,005,310	9,231,709	2,399,572	1986	July 19, 1996	27.5 yrs.
18) Hampton Glen * Richmond, VA * Multi-family housing	12,253,292	1,391,992	10,207,939	2,670,973	1,419,188	12,851,716	14,270,904	4,332,570	1986	August 1, 1996	27.5 yrs.
19) Heatherwood	16,250,000	2,449,310	7,756,147	10,105,046	4,186,842	23,548,661	27,735,503	8,865,059	1980	Sept. 1, 1996	27.5 yrs.
Italian Village/Villa Marina * Charlotte, NC * Multi-family housing		1,707,750	5,717,250						1980	Aug. 29, 1997	27.5 yrs.
20) Highland Hills * Carrboro, NC * Multi-family housing	14,360,566	1,210,000	10,890,000	3,709,995	1,198,725	14,611,270	15,809,995	5,226,994	1987	Sept. 27, 1996	27.5 yrs.
21) Parkside at Woodlake * Durham, NC * Multi-family housing	11,000,000	2,932,778	11,731,108	1,521,512	2,884,919	13,300,479	16,185,398	4,461,393	1996	Aug. 31, 1996	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
22) Greenbrier * Fredericksburg, VA * Multi-family housing	12,392,366	998,957	10,100,568	1,972,910	1,009,698	12,062,737	13,072,435	4,328,206	1980	Oct. 1, 1996	27.5 yrs.
23) Deerfield * Durham, NC * Multi-family housing	9,887,239	427,000	10,248,000	1,364,829	430,416	11,609,413	12,039,829	3,830,959	1985	Nov. 1, 1996	27.5 yrs.
24) Westchase * Charleston, SC * Multi-family housing	—	1,980,000	9,020,000	3,567,297	2,012,328	12,554,969	14,567,297	4,499,867	1985	Jan. 15, 1997	27.5 yrs.
25) Carlyle Club * Lawrenceville, GA * Multi-family housing	7,250,000	3,589,800	7,990,200	3,561,791	3,607,026	11,534,765	15,141,791	4,045,193	1974	Apr. 30, 1997	27.5 yrs.
26) Ashley Run * Norcross, GA * Multi-family housing	—	3,780,000	14,220,000	5,048,174	3,793,622	19,254,552	23,048,174	6,089,979	1987	Apr. 30, 1997	27.5 yrs.
27) Charleston Place * Charlotte, NC * Multi-family housing	—	1,516,000	7,959,000	1,670,609	1,534,601	9,611,008	11,145,609	3,066,357	1986	May 13, 1997	27.5 yrs.
28) Dunwoody Springs * Dunwoody, GA * Multi-family housing	13,325,000	3,648,000	11,552,000	7,479,003	3,662,295	19,016,708	22,679,003	6,333,505	1981	July 25, 1997	27.5 yrs.
29) Clarion Crossing	9,050,000	2,860,000	7,740,000	1,088,136	3,235,961	12,077,663	15,313,624	2,911,948	1972	Sept. 30, 1997	27.5 yrs.
Phase II * Raleigh, NC * Multi-family housing		320,000	3,305,488						2002	Sept. 30, 1997	27.5 yrs.
30) Stone Brook * Norcross, GA * Multi-family housing	—	1,570,000	6,280,000	2,437,816	1,582,469	8,705,347	10,287,816	2,743,523	1986	Oct. 31, 1997	27.5 yrs.
31) St. Regis * Raleigh, NC * Multi-family housing	—	2,156,000	7,644,000	1,683,151	2,169,687	9,313,464	11,483,151	2,651,193	1986	Oct. 31, 1997	27.5 yrs.
32) Remington Place * Raleigh, NC * Multi-family housing	—	1,422,000	6,478,000	1,460,950	1,433,609	7,927,341	9,360,950	2,248,325	1985	Oct. 31, 1997	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
33) Stone Point * Charlotte, NC * Multi-family housing	—	1,164,000	8,536,000	1,249,708	1,119,156	9,830,552	10,949,708	2,786,151	1986	Jan. 15, 1998	27.5 yrs.
34) Pinnacle Ridge * Ashville, NC * Multi-family housing	4,842,038	1,547,410	4,183,740	1,791,697	1,572,517	5,950,330	7,522,847	1,746,932	1951	April 1, 1998	27.5 yrs.
35) Hampton Pointe * Charleston, SC * Multi-family housing	—	1,589,250	10,635,750	5,210,826	1,651,535	15,784,291	17,435,826	4,602,227	1986	Mar 31, 1998	27.5 yrs.
36) The Timbers * Raleigh, NC * Multi-family housing	—	1,944,000	6,156,000	1,349,663	1,955,739	7,493,924	9,449,663	2,193,203	1983	June 4, 1998	27.5 yrs.
37) The Gables * Richmond, VA * Multi-family housing	8,000,000	2,185,000	9,315,000	2,171,020	2,200,817	11,470,203	13,671,020	3,325,418	1987	July 2, 1998	27.5 yrs.
38) Spring Lake * Morrow, GA * Multi-family housing	—	900,000	8,100,000	1,884,521	907,579	9,976,942	10,884,521	2,773,205	1986	Aug. 12, 1998	27.5 yrs.
39) Cape Landing * Myrtle Beach, SC * Multi-family housing	9,000,000	1,026,000	16,074,000	2,839,818	1,024,972	18,914,846	19,939,818	5,179,481	1997/98	Oct. 16, 1998	27.5 yrs.
40) Brookfield * Dallas, TX * Multi-family housing	—	1,624,051	6,390,482	209,964	1,579,820	6,644,677	8,224,497	2,009,676	1984	July 23, 1999	27.5 yrs.
41) Eagle Crest * Irving, TX * Multi-family housing	15,000,000	4,038,424	17,527,893	1,596,009	4,038,425	19,123,901	23,162,326	4,419,010	1983	July 23, 1999	27.5 yrs.
42) Aspen Hills * Arlington, TX * Multi-family housing	—	1,129,071	6,094,651	970,654	1,129,071	7,065,305	8,194,376	2,327,176	1979	July 23, 1999	27.5 yrs.
43) Mill Crossing * Arlington, TX * Multi-family housing	—	803,095	4,466,697	627,386	803,061	5,094,117	5,897,178	1,667,688	1979	July 23, 1999	27.5 yrs.
44) Wildwood * Euless, TX * Multi-family housing	3,289,296	881,479	3,589,815	539,666	881,538	4,129,422	5,010,960	1,272,933	1984	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
45) Toscana Apartments * Dallas, TX * Multi-family housing	5,250,000	998,938	6,335,085	375,348	1,048,886	6,660,485	7,709,371	1,646,277	1986	July 23, 1999	27.5 yrs.
46) The Arbors on Forest Ridge * Bedford, TX * Multi-family housing	6,250,000	862,803	8,711,151	750,930	1,012,318	9,312,566	10,324,884	2,211,814	1986	July 23, 1999	27.5 yrs.
47) Paces Cove * Dallas, TX * Multi-family housing	10,801,470	2,259,317	9,453,562	1,179,412	2,219,403	10,672,888	12,892,291	2,672,126	1982	July 23, 1999	27.5 yrs.
48) Remington Hills * Irving, TX * Multi-family housing	14,250,000	4,509,071	16,412,148	5,754,148	4,209,109	22,466,258	26,675,367	5,317,512	1984	July 23, 1999	27.5 yrs.
49) Copper Crossing * Fort Worth, TX * Multi-family housing	—	1,782,562	9,994,421	1,579,199	1,778,407	11,577,775	13,356,182	3,541,250	1980/1981	July 23, 1999	27.5 yrs.
50) Main Park * Duncanville, TX * Multi-family housing	8,189,381	619,641	8,463,326	751,706	670,948	9,163,725	9,834,673	2,326,741	1984	July 23, 1999	27.5 yrs.
51) Timberglen * Dallas, TX * Multi-family housing	9,500,000	2,563,522	10,657,083	1,426,395	2,548,093	12,098,907	14,647,000	3,285,741	1984	July 23, 1999	27.5 yrs.
52) Silverbrook I * Grand Prairie, TX * Multi-family housing	15,100,731	3,352,896	12,356,997	2,691,516	3,321,138	15,080,271	18,401,409	4,598,089	1982	July 23, 1999	27.5 yrs.
53) Summer Tree * Dallas, TX * Multi-family housing	7,532,615	3,338,748	4,385,408	1,255,588	3,156,485	5,823,259	8,979,744	1,907,883	1980	July 23, 1999	27.5 yrs.
54) Park Village * Bedford, TX * Multi-family housing	8,261,577	928,744	7,295,797	933,636	954,543	8,203,634	9,158,177	2,294,456	1983	July 23, 1999	27.5 yrs.
55) Cottonwood * Arlington, TX * Multi-family housing	5,857,850	474,344	5,797,412	1,445,534	473,617	7,243,673	7,717,290	2,019,115	1985	July 23, 1999	27.5 yrs.
56) Devonshire * Dallas, TX * Multi-family housing	3,461,912	1,892,165	5,672,727	924,707	1,893,381	6,596,218	8,489,599	2,071,839	1978	July 23, 1999	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
57) Paces Point * Lewisville, TX * Multi-family housing	—	2,132,795	10,847,450	1,154,363	2,132,694	12,001,914	14,134,608	3,137,934	1985	July 23, 1999	27.5 yrs.
58) The Meridian * Austin, TX * Multi-family housing	5,460,000	531,832	7,007,392	1,217,844	531,470	8,225,598	8,757,068	2,241,833	1988	July 23, 1999	27.5 yrs.
59) Grayson II * Grapevine, TX * Multi-family housing	17,550,000	962,939	11,247,182	905,270	913,574	12,201,817	13,115,391	3,172,997	1986	July 23, 1999	27.5 yrs.
60) Silverbrook II * Grand Prairie, TX * Multi-family housing	2,771,525	1,202,745	4,605,505	766,726	1,177,125	5,397,851	6,574,976	1,541,733	1984	July 23, 1999	27.5 yrs.
61) Estrada Oaks * Irving, TX * Multi-family housing	9,115,013	1,939,650	8,847,232	951,666	1,929,232	9,809,316	11,738,548	2,486,431	1983	July 23, 1999	27.5 yrs.
62) Burney Oaks * Arlington, TX * Multi-family housing	8,243,601	1,063,277	8,901,959	1,190,483	1,063,209	10,092,510	11,155,719	2,756,617	1985	July 23, 1999	27.5 yrs.
63) Cutter’s Point * Richardson, TX * Multi-family housing	6,250,000	2,001,796	7,858,044	1,706,166	2,001,917	9,564,089	11,566,006	2,825,498	1978	July 23, 1999	27.5 yrs.
64) The Courts on Pear Ridge * Dallas, TX * Multi-family housing	10,278,374	2,360,962	9,482,729	646,780	2,360,994	10,129,477	12,490,471	2,426,952	1988	July 23, 1999	27.5 yrs.
65) Sierra Ridge * San Antonio, TX * Multi-family housing	4,750,000	611,683	6,012,983	2,136,235	610,950	8,149,951	8,760,901	2,350,433	1981	July 23, 1999	27.5 yrs.
66) Grayson I * Grapevine, TX * Multi-family housing	—	770,541	9,178,418	2,339,399	863,675	11,424,683	12,288,358	2,903,778	1985	July 23, 1999	27.5 yrs.
67) Canyon Hills * Austin, TX * Multi-family housing	12,319,470	1,233,883	11,278,619	515,066	1,235,409	11,792,159	13,027,568	2,710,880	1996	July 23, 1999	27.5 yrs.
68) Greystone Crossing * Charlotte, NC * Multi-family housing	—	1,340,000	25,460,000	1,471,116	1,332,636	26,938,480	28,271,116	4,939,609	1998/2000	May 8, 2000	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total	Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
69) Chase Gayton * Richmond, VA * Multi-family housing	15,394,349	2,541,000	18,634,000	1,646,972	2,534,142	20,287,830	22,821,972	2,853,389	1984	June 21, 2001	27.5 yrs.
70) Poplar Place * Kennesaw, GA * Multi-family housing	19,585,929	5,544,000	29,106,000	4,272,341	5,760,880	33,161,461	38,922,341	4,553,120	1989/1995	Sept. 7, 2001	27.5 yrs.
71) Autumn Park	24,563,522	2,007,433	18,066,894	192,387	3,021,152	28,199,856	31,221,008	2,647,522	2001	Oct. 1, 2001	27.5 yrs.
Autumn Park Phase II * Greensboro, NC * Multi-family housing		1,081,629	9,872,665						2004	March 26, 2004	27.5 yrs.
72) Legacy Park * Charlotte, NC * Multi-family housing	13,700,000	1,313,311	20,575,211	223,685	1,266,330	20,845,877	22,112,207	2,666,846	2001	Oct. 1, 2001	27.5 yrs.
73) Timber Crest * Charlotte, NC * Multi-family housing	14,813,786	1,144,569	17,931,580	480,602	1,270,359	18,286,392	19,556,751	2,395,235	2000	Oct. 1, 2001	27.5 yrs.
74) Trinity Commons	27,555,398	2,429,700	19,658,481	835,760	4,063,154	34,578,492	38,641,646	3,983,377	2000	Oct. 1, 2001	27.5 yrs.
Trinity Commons Phase II * Raleigh, NC * Multi-family housing		1,728,948	13,988,757						2002	July 30, 2002	27.5 yrs.
75) St. Andrews	18,044,701	682,725	16,385,411	816,262	1,054,370	27,131,181	28,185,551	3,444,605	1998	Oct. 1, 2001	27.5 yrs.
St. Andrews Phase II * Wilmington, NC * Multi-family housing		407,486	9,893,667						2002	March 20, 2002	27.5 yrs.
76) Waterford * Richmond, VA * Multi-family housing	16,390,582	2,700,000	19,800,000	1,527,698	2,732,357	21,295,341	24,027,698	2,631,372	1989	Dec. 10, 2001	27.5 yrs.
77) The Enclave @ South Tryon * Charlotte, NC * Multi-family housing	—	805,000	15,295,000	332,594	785,882	15,646,712	16,432,594	1,254,976	2002	Dec. 2, 2002	27.5 yrs.
78) Windsor Heights * Irving, TX * Multi-family housing	25,266,500	3,480,554	25,524,062	840,917	3,429,698	26,415,835	29,845,533	2,176,154	1997	Dec. 23, 2002	27.5 yrs.
79) Greentree * Savannah, GA * Multi-family housing	7,400,543	776,246	10,189,800	444,597	776,246	10,634,397	11,410,643	699,773	1984	May 28, 2003	27.5 yrs.

REAL ESTATE AND ACCUMULATED DEPRECIATION (As of December 31, 2004)—(Continued)

Description	Encumbrances(2)	Initial Cost		Subsequently Capitalized Impr.	Gross Amount Carried		Total		Acc. Dep.	Date of Const.	Date Acquired	Dep. Life
		Land	Bldg. & Impr.		Land	Bldg. & Impr.
80) Hammocks * Savannah, GA * Multi-family housing	21,932,988	1,228,691	24,163,758	529,865	1,228,691	24,693,623	25,922,314		1,583,234	1997	May 28, 2003	27.5 yrs.
81) Huntington * Savannah, GA * Multi-family housing	5,443,321	710,817	7,580,382	206,204	710,817	7,786,586	8,497,403		494,864	1986	May 28, 2003	27.5 yrs.
82) Marsh Cove * Savannah, GA * Multi-family housing	8,987,710	782,389	11,114,614	826,996	782,389	11,941,610	12,723,999		808,956	1983	May 28, 2003	27.5 yrs.
83) Merrritt at Whitemarsh * Savannah, GA * Multi-family housing	22,983,741	1,760,228	21,095,159	183,089	1,760,228	21,278,248	23,038,476		1,332,129	2002	May 28, 2003	27.5 yrs.
84) Merritt at James Island * Charleston, SC * Multi-family housing	17,868,758	2,159,767	22,684,446	89,048	2,159,767	22,773,494	24,933,261		1,409,948	2002	May 28, 2003	27.5 yrs.
85) Quarterdeck * Charleston, SC * Multi-family housing	10,974,699	988,008	14,836,650	261,672	988,008	15,098,322	16,086,330		1,078,740	1987	May 28, 2003	27.5 yrs.
86) Waters Edge * Summerville, SC * Multi-family housing	7,928,129	1,074,675	9,285,890	371,738	1,074,675	9,657,628	10,732,303		610,647	1985	May 28, 2003	27.5 yrs.
87) Windsor Place * Goose Creek, SC * Multi-family housing	10,086,816	1,580,350	12,464,671	311,102	1,580,350	12,775,773	14,356,123		798,326	1985	May 28, 2003	27.5 yrs.
Real Estate Under Development	—	13,453,639	—	—	13,453,639	—	13,453,639

	$822,081,404	$173,297,126	$981,848,282	$168,188,485	$173,397,336	$1,149,936,557	$1,323,333,893	(1)	$272,227,491

(1)	The aggregate cost for Federal Income tax purposes was approximately $1.3 billion at December 31, 2004.

(2)	The total includes $93.8 million of debt secured by 17 apartment communities which is not allocated among the individual apartment communities.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger among Cornerstone Realty Income Trust, Inc., Cornerstone Merger Sub, Inc. and Merry Land Properties, Inc. dated February 19, 2003. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 26, 2003; SEC File No. 1-12875).

2.2

Purchase and Sale Agreement dated February 19, 2003 by and among Merry Land Properties, Inc. and Merry Land & Investment Company, LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed February 26, 2003; SEC File No. 1-12875).

2.3

Agreement and Plan of Merger dated October 25, 2004, by and among Colonial Properties Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875).

2.4

Amendment No. 1 to Agreement and Plan of Merger dated as of January 24, 2005, by and among Colonial Properties Trust, CLNL Acquisition Sub LLC and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 28, 2005; SEC File No. 1-12875).

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

4.1

Promissory Note dated September 27, 1999 in the principal amount of $50,550,000 made payable by Cornerstone Realty Income Trust, Inc. to the order of The Prudential Insurance Company of America. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.2

Promissory Note dated September 27, 1999 in the principal amount of $22,950,000 made payable by CRIT-NC, LLC to the order of The Prudential Insurance Company of America. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.3

Mortgage and Security Agreement dated as of September 27, 1999 from Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Hampton Pointe and Westchase properties. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.4

Mortgage and Security Agreement dated as of September 27, 1999 from Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Arbors at Windsor Lake property. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.5

Deed of Trust and Security Agreement dated as of September 27, 1999 made by CRIT-NC, LLC, as borrower, for the benefit of The Prudential Insurance Company of America, as lender, pertaining to the Charleston Place and Stone Point properties. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.6

Deed of Trust and Security Agreement dated as of September 27, 1999 made by CRIT-NC, LLC, as borrower, for the benefit of The Prudential Insurance Company of America, as lender, pertaining to the St. Regis and Remington Place properties. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

Exhibit No.	Description

4.7

Deed To Secure Debt and Security Agreement by Cornerstone Realty Income Trust, Inc., as borrower, to The Prudential Insurance Company of America, as lender, pertaining to the Ashley Run, Stone Brook and Spring Lake properties. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K dated September 29, 1999; SEC File 1-12875).

4.8

Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Charleston County, South Carolina). (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.9

Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Richland County, South Carolina). (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.10

Assignment of Leases and Rents dated as of September 27, 1999, by CRIT-NC, LLC to The Prudential Insurance Company of America (Mecklenburg County, North Carolina). (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.11

Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Clayton County, Georgia). (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.12

Assignment of Leases and Rents dated as of September 27, 1999, by Cornerstone Realty Income Trust, Inc. to The Prudential Insurance Company of America (Gwinnett County, Georgia). (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

4.13

Assignment of Leases and Rents dated as of September 27, 1999, by CRIT-NC, LLC to The Prudential Insurance Company of America (Wake County, North Carolina). (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K dated September 29, 1999; SEC File No. 1-12875).

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

4.23

Schedule setting forth information on 14 substantially identical Indemnity and Guaranty Agreements (with respect to Exhibit 4.15) dated as of December 12, 2000 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 10.25 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

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

4.38

Schedule setting forth information on six substantially identical promissory notes (with respect to Exhibit 4.30) dated March 23, 2001 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.39

Schedule setting forth information on six substantially identical Indemnity and Guaranty Agreements (with respect to Exhibit 4.31) dated as of March 23, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

Exhibit No.	Description

4.40

Schedule setting forth information on six substantially identical Deeds of Trust (with respect to Exhibit 4.32) dated as of March 23, 2001 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.41

Schedule setting forth information on six substantially identical Assignments of Warranties and Other Contract Rights (with respect to Exhibit 4.33) dated as of March 23, 2001 to First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.42

Schedule setting forth information on six substantially identical Assignments of Leases and Rents (with respect to Exhibit 4.34) dated as of March 23, 2001 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.43

Schedule setting forth information on six substantially identical Consents and Agreements of Manager (with respect to Exhibit 4.35) dated as of March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.14 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.44

Schedule setting forth information on six substantially identical Environmental Indemnity Agreements (with respect to Exhibit 4.36) dated as of March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.15 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.45

Schedule setting forth information on six substantially identical Receipt and Closing Certificates (with respect to Exhibit 4.37) dated March 23, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.16 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

4.46

Multifamily Note dated April 4, 2001 in the principal amount of $15,680,000 made payable to ARCS Commercial Mortgage Co., L.P. by CAC III Limited Partnership, with respect to Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(19) to Schedule TO/A (Amendment No. 1) filed April 11, 2001; SEC File No. 5-55813).

4.47

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of April 4, 2001 from CAC III Limited Partnership, as Grantor to trustee for ARCS Commercial Mortgage Co., L.P. with respect to the Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(20) to Schedule TO/A (Amendment No. 1) filed April 11, 2001; SEC File No. 5-55813).

4.48

Replacement Reserve and Security Agreement dated as of April 4, 2001 by and between CAC III Limited Partnership and ARCS Commercial Mortgage Co., L.P. with respect to Silverbrook I Apartments in Grant Prairie, Texas. (Incorporated by reference to Exhibit (b)(21) to Schedule TO/A (Amendment No. 1) filed April 11, 2001; SEC File No. 5-55813).

4.49

Assignment of Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of April 4, 2001 from ARCS Commercial Mortgage Co., L.P. to Fannie Mae with respect to the Silverbrook I Apartments in Grand Prairie, Texas. (Incorporated by reference to Exhibit (b)(22) to Schedule TO/A (Amendment No. 1) filed April 11, 2001; SEC File No. 5-55813).

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

4.58

Schedule setting forth information on seven substantially identical promissory notes (with respect to Exhibit 4.50) dated June 20, 2001 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.59

Schedule setting forth information on seven substantially identical Indemnity and Guaranty Agreements (with respect to Exhibit 4.51) dated as of June 20, 2001 by Cornerstone Realty Income Trust, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.60

Schedule setting forth information on seven substantially identical Deeds of Trust (with respect to Exhibit 4.52) dated as of June 20, 2001 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 4.11 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.61

Schedule setting forth information on seven substantially identical Assignments of Warranties and Other Contract Rights (with respect to Exhibit 4.53) dated as of June 20, 2001 to First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.12 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.62

Schedule setting forth information on seven substantially identical Assignments of Leases and Rents (with respect to Exhibit 4.54) dated as of June 20, 2001 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 4.13 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

Exhibit No.	Description

4.63

Schedule setting forth information on seven substantially identical Consents and Agreements of Manager (with respect to Exhibit 4.55) dated as of June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.14 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.64

Schedule setting forth information on seven substantially identical Environmental Indemnity Agreements (with respect to Exhibit 4.56) dated as of June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.15 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

4.65

Schedule setting forth information on seven substantially identical Receipt and Closing Certificates (with respect to Exhibit 4.57) dated June 20, 2001 in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.16 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

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

4.70	Form of Articles of Amendment designating Series B Convertible Preferred Shares. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 26, 2003; SEC File No. 1-12875).

10.1

Agreement for Appointment of Transfer Agent and Registrar between Cornerstone Realty Income Trust, Inc. and First Union National Bank of North Carolina (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the Year Ended December 31, 1994; SEC File No. 0-23954).

10.2

Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. (Incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed April 1, 2002; SEC File No. 1-12875).*

10.3	First Amendment to Employment Agreement between Cornerstone Realty Income Trust, Inc. and Glade M. Knight, dated September 21, 2004. (FILED HEREWITH).*

10.4

Amendment No. 2 dated February 8, 2005 to the Employment Agreement, dated October 1, 2001, amended effective September 21, 2004 between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.5

Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. (Incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed April 1, 2002; SEC File No. 1-12875).*

Exhibit No.	Description

10.6

Employment Agreement dated October 1, 2001 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr. (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed April 1, 2002; SEC File No. 1-12875).*

10.7	First Amendment to Employment Agreement between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr., dated September 21, 2004. (FILED HEREWITH).*

10.8

Amendment No. 2 dated February 8, 2005 to the Employment Agreement, dated October 1, 2001, amended effective September 21, 2004 between Cornerstone Realty Income Trust, Inc. and Stanley J. Olander, Jr. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.9

First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Martin Zuckerbrod. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K filed March 30, 1998; SEC File No. 1-12875).*

10.10

First Amendment to the 1992 Incentive Plan Nonstatutory Stock Option Agreement between Cornerstone Realty Income Trust, Inc. and Harry S. Taubenfeld. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 30, 1998; SEC File No. 1-12875).*

10.11

Articles of Incorporation of Cornerstone Acquisition Company, as amended by Articles of Amendment thereto. (Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.12	Bylaws of Cornerstone Acquisition Company. (Incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.13	Articles of Incorporation of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.14	Bylaws of CRIT-SC, Inc. (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.15	Articles of Organization of CRIT-SC, LLC. (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.16	Operating Agreement of CRIT-SC, LLC. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.17	Certificate of Limited Partnership of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.18	Limited Partnership Agreement of CRIT-Cornerstone Limited Partnership. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).

10.19

Stock Option Agreement dated July 23, 1999 between Glade M. Knight and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed March 27, 2000; SEC File No. 1-12875).*

10.20

Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed April 2, 2001; SEC File No. 1-12875).*

10.21

Amendment Number 1 dated February 8, 2005 to the Change in Control Agreement, dated August 1, 2000, between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

Exhibit No.	Description

10.22

Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and S. J. Olander, Jr. (Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K filed April 2, 2001; SEC File No. 1-12875).*

10.23

Amendment Number 1 dated February 8, 2005 to the Change in Control Agreement, dated August 1, 2000, between Cornerstone Realty Income Trust, Inc. and S. J. Olander, Jr. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.24

Change in Control Agreement dated as of August 1, 2000 by and between Cornerstone Realty Income Trust, Inc. and Debra A. Jones. (Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K filed April 2, 2001; SEC File No. 1-12875).*

10.25

Change in Control Agreement dated October 25, 2004 between Cornerstone Realty Income Trust, Inc. and David L. Carneal. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875).*

10.26

Amendment Number 1 dated February 8, 2005 to the Change in Control Agreement, dated October 25, 2004, between Cornerstone Realty Income Trust, Inc. and David L. Carneal (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.27

Change in Control Agreement dated October 25, 2004 between Cornerstone Realty Income Trust, Inc. and Gustav G. Remppies. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875).*

10.28

Amendment Number 1 dated February 8, 2005 to the Change in Control Agreement, dated October 25, 2004, between Cornerstone Realty Income Trust, Inc. and Gustav G. Remppies (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.29	CRIT-VA, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.30	CRIT-VA, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.31

Property Management Agreement dated as of December 12, 2000 between CRIT-VA, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.32	CRIT Special, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.33	CRIT Special, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K dated December 12, 2000; SEC File No. 1-12875).

10.34	CRIT-VA II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.35	CRIT-VA II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.36

Property Management Agreement dated as of March 23, 2001 between CRIT-VA II, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.37	CRIT Special II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

Exhibit No.	Description

10.38	CRIT Special II, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed April 13, 2001; SEC File No. 1-12875).

10.39	CRIT-VA III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.40	CRIT-VA III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.41

Property Management Agreement dated as of June 20, 2001 between CRIT-VA III, Inc. as Owner and Cornerstone Realty Income Trust, Inc. as Manager. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.42	CRIT Special III, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.43	CRIT Special III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.44

Real Estate Purchase and Sale Agreement dated as of June 8, 2001 between Principal Life Insurance Company f/k/a Principal Mutual Life Insurance Company and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K/A filed August 30, 2001; SEC File No. 1-12875).

10.45

Agreement of Limited Partnership of Cornerstone NC Operating Limited Partnership dated as of September 30, 2001. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.46

Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons Apartments, LLC, St. Andrews Place Apartments, LLC and Timber Crest Apartments, LLC. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.47

Membership Interest Contribution Agreement with State Street, LLC and Schedules for St. Andrews Place II, LLC. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.48

Membership Interest Contribution Agreement with State Street, LLC and Schedules for Trinity Commons II Apartments, LLC. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.49

Membership Interest Contribution Agreement with State Street I, LLC and Schedules for Autumn Park Apartments, LLC and Legacy Park Apartments, LLC. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed December 14, 2001; SEC File No. 1-12875).

10.50

1992 Non-Employee Directors Stock Option Plan Amended and Restated Effective July 1, 2002. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2002; SEC File No. 1-12875).*

10.51

First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Non-Employee Directors Stock Option Plan Amended and Restated Effective July 1, 2002. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed August 9, 2004; SEC File No. 1-12875).*

10.52	1992 Incentive Plan Amended and Restated Effective July 1, 2002. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 9, 2002; SEC File No. 1-12875).*

10.53

First Amendment to the Cornerstone Realty Income Trust, Inc. 1992 Incentive Plan Amended and Restated Effective July 1, 2002. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 9; 2004 SEC File No. 1-12875)*

Exhibit No.	Description

10.54

Employment Separation and Consulting Agreement dated as of March 31, 2004, between Debra A. Jones and Cornerstone Realty Income Trust, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q Filed May 6, 2004; SEC File No. 1-12875).

10.55

Cornerstone Realty Income Trust, Inc. Executive Severance Plan adopted as of October 25, 2004. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875).*

10.56

Amendment dated February 8, 2005 to Cornerstone Realty Income Trust, Inc. Executive Severance Plan dated October 25, 2004. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.57

Amendment dated February 8, 2005 to Cornerstone Realty Income Trust, Inc. Executive Severance Plan dated October 25, 2004. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.58

Amendment No. 1 dated February 8, 2005 to Stock Option Agreement dated July 23, 1999 by and between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed February 9, 2005; SEC File No. 1-12875).*

10.59

Voting Agreement between Colonial Properties Trust and Glade M. Knight, dated October 25, 2004. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875).

10.60

Voting Agreement between Cornerstone Realty Income Trust, Inc. and Thomas H. Lowder dated October 25, 2004. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed October 29, 2004; SEC File No. 1-12875).

10.61	Performance Bonus Agreement, made as of February 25, 2005, between Cornerstone Realty Income Trust, Inc. and S.J. Olander, Jr. (FILED HEREWITH).*

10.62	Performance Bonus Agreement, made as of December 16, 2004, between Cornerstone Realty Income Trust, Inc. and Gustav G. Remppies. (FILED HEREWITH).*

10.63	Performance Bonus Agreement, made as of December 16, 2004, between Cornerstone Realty Income Trust, Inc. and David L. Carneal. (FILED HEREWITH).*

10.64	Agreement Evidencing Waiver of Performance Bonus, made as of February 25, 2005, between Cornerstone Realty Income Trust, Inc. and Glade M. Knight. (FILED HEREWITH).*

21	Subsidiaries of Cornerstone Realty Income Trust, Inc. (FILED HEREWITH).

23	Consent of Ernst & Young LLP. (FILED HEREWITH).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH).

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH).

32.1	Certification of the registrant’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH).

32.2	Certification of the registrant’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002. (FILED HEREWITH).

*	This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.